Form 10-Q
period 2021-06-30
Big Sky Growth Partners, Inc.
filed 2021-08-16
CIK 1846804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of August
13
, 2021
, 15,917,288 units, 14,082,712 shares of Class A common stock, par value $0.0001 per share, and 7,500,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

BIG SKY GROWTH PARTNERS, INC.
For the Period from February 11, 2021 (inception) through June 30, 2021

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Interim Financial Statements (Unaudited)	1

	Condensed Balance Sheet as of June 30, 2021 (Unaudited)	1

	Condensed Statements of Operations for the Three Months Ended June 30, 2021 and for the Period from February 11, 2021 (inception) through June 30, 2021(Unaudited)	2

	Condensed Statements of Changes in Stockholders’ Equity for the Three Months Ended June 30, 2021 and for the Period from February 11, 2021 (inception) through June 30, 2021 (unaudited)	3

	Condensed Statement of Cash Flows for the Period from February 11, 2021 (inception) through June 30, 2021 (Unaudited)	4

	Notes to Condensed Interim Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

PART I. FINANCIAL INFORMATION
Item 1. Condensed Interim Financial Statements (Unaudited)
BIG SKY GROWTH PARTNERS, INC.
CONDENSED BALANCE SHEET
UNAUDITED

June 30, 2021
Assets:
Current assets:
Cash	$1,191,835
Prepaid expenses	645,032

Total current assets	1,836,867
Investments held in Trust Account	300,004,406

Total Assets	$301,841,273

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$93,766
Accrued expenses	106,328
Franchise tax payable	75,118

Total current liabilities	275,212
Derivative warrant liabilities	14,556,670
Deferred underwriting commissions in connection with the initial public offering	10,500,000

Total Liabilities	25,331,882
Commitments and Contingencies
Class A common stock; 27,150,939 shares subject to possible redemption at $10.00 per share	271,509,390
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,849,061 shares issued and outstanding (excluding 27,150,939 shares subject to possible redemption)	285
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,500,000 shares issued and outstanding	750
Additional paid-in capital	4,443,161
Retained Earnings	555,805

Total stockholders’ equity	5,000,001

Total Liabilities and Stockholders’ Equity	$301,841,273

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

BIG SKY GROWTH PARTNERS, INC.
CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED

	For the Three Months Ended June 30, 2021	For the Period From February 11, 2021 (Inception) Through June 30, 2021
	(unaudited)	(unaudited)
General and administrative expenses	$154,558	$160,418
Franchise tax expenses	48,767	75,118

Loss from operations	(203,325)	(235,536)
Other Income (Expenses)
Income from investments held in Trust Account	4,406	4,406
Offering Costs	(536,498)	(536,498)
Change of fair value of derivative warrant liabilities	1,323,330	1,323,330
Interest Income	103	103

Total other income, net	791,341	791,341

Net income	$588,016	$555,805

Weighted average shares outstanding of Class A common stock	30,000,000	30,000,000

Basic and diluted net income per share, Class A common stock	$—	$—

Weighted average shares outstanding of Class B common stock	7,500,000	7,500,000

Basic and diluted net income per share, Class B common stock	$0.08	$0.07

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

BIG SKY GROWTH PARTNERS, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
UNAUDITED

	Common Stock					Retained Earnings (Accumulated	Total Stockholders’
	Class A		Class B		Additional Paid-In
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity (Deficit)
Balance - February 11, 2021 (inception) (unaudited)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	—	—	(32,211)	(32,211)

Balance - March 31, 2021 (unaudited)	—	—	8,625,000	863	24,137	(32,211)	(7,211)
Sale of units in initial public offering, less allocation to derivative warrant liabilities, gross	30,000,000	3,000	—	—	290,997,000	—	291,000,000
Offering costs	—	—	—	—	(16,791,414)	—	(16,791,414)
Proceeds in excess of fair value upon the sale of Private Placement Warrants	—	—	—	—	1,720,000	—	1,720,000
Common stock subject to possible redemption	—	(2,715)	—	—	(271,506,675)	—	(271,509,390)
Forfeiture of Class B Common Shares	—	—	(1,125,000)	(113)	113	—	—
Net income	—	—	—	—	—	588,016	588,016

Balance - June 30, 2021 (unaudited)	30,000,000	$285	7,500,000	$750	$4,443,161	$555,805	$5,000,001

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

BIG SKY GROWTH PARTNERS, INC.
CONDENSED STATEMENT OF CASH FLOWS
For the Period from February 11, 2021 (inception) through June 30, 2021 (unaudited)

For The Period From February
11, 2021 (inception) through
June 30, 2021 (unaudited)
Cash Flows from Operating Activities:
Net income	$555,805
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related party under promissory note	873
Offering costs associated with warrants	536,497
Change in the fair value of derivative warrant liabilities	(1,323,330)
Income from investments held in Trust Account	(4,406)
Prepaid Expenses	(645,032)
Change in operating liabilities:
Accounts payable	25,920
Accrued Expenses	36,328
Franchise tax payable	75,118

Net cash used in operating activities	(742,227)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(300,000,000)

Net cash used in investing activities	(300,000,000)

Cash Flows from Financing Activities
Repayments of note payable to related parties	(95,763)
Proceeds received from initial public offering, gross	300,000,000
Proceeds received from private placement	8,600,000
Offering cost paid	(6,570,175)

Net Cash provided by financing activities	301,934,062

Net change in cash	1,191,835
Cash - beginning of the period	—

Cash - end of the period	$1,191,835

Supplemental schedule of noncash financing activities:
Deferred offering costs paid in exchange for issuance of Class B common stock to Sponsor	$25,000
Deferred offering costs included in accounts payable	$67,846
Deferred offering costs included in accrued expenses	$70,000
Deferred offering costs paid by related party under promissory note	$94,890
Initial value of Class A common stock subject to possible redemption	$270,406,910
Change in value of Class A common stock subject to possible redemption	$1,102,480
The accompanying notes are an integral part of these unaudited condensed interim financial statements.

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
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from February 11, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), described below and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
The Company’s sponsor is Big Sky Growth Partners, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on April 28, 2021. On May 3, 2021, the Company consummated its Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $17.3 million, of which $10.5 million was for deferred underwriting commissions (see Note 5). The Company granted the underwriters a
45-day
option to purchase up to an additional 4,500,000 Units at the Initial Public Offering price to cover over-allotments, if any. The over-allotment option expired unexercised.
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
The Company will provide the holders of the Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (at $10.00 per Public Share, plus pro rata interest

BIG SKY GROWTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

earned in Trust Account). The
per-share
amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” If the Company seeks stockholder approval, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in connection with a Business Combination in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated certificate of incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all or are not a holder of record of Public Shares on the record date established in connection with a Business Combination. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
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
The initial stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other

BIG SKY GROWTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account (or less than that in certain circumstances). In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or by a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Liquidity and Capital Resources
As of June 30, 2021, we had approximately $1.2 million in our operating bank account and working capital of approximately $1.6 million (not taking into account approximately $75,000 in tax obligations that may be paid using investment income earned in Trust Account).
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 4), and a loan from the Sponsor of approximately $96,000 under the Note (as defined in Note 4). The Company repaid the Note in full on May 4, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2021, there were no working capital loans outstanding.
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
Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended June 30, 2021 and for the period from February 11, 2021 (inception) through June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

BIG SKY GROWTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited condensed interim financial statements should be read in conjunction with the audited balance sheet included in the Form
8-K
and the audited financial statements, notes thereto included in the final prospectus, filed by the Company with the SEC on May 7, 2021, and April 30, 2021, respectively.
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
Use of Estimates
The preparation of the unaudited condensed interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed interim financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed interim financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating
expenses in the condensed statements of operations. Offering costs associated with the Class A common stock issued were charged to stockholders’ equity upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of June 30, 2021.

BIG SKY GROWTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000 and investments held in the Trust Account. At June 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” approximate the carrying amounts represented in the condensed balance sheets.
Fair Value of Measurements
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the condensed balance sheet due to their short-term nature.
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.
The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

BIG SKY GROWTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Derivative warrant liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant ASC 480 and FASB ASC Topic 815
, Derivatives and Hedging
(“ASC 815”)
, paragraph 15 Embedded Derivatives
(“ASC
815-15”).
The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815, paragraph 40,
Contracts in Entity’s Own Equity
(“ASC
815-40”).
Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value utilizing a binomial Montel Carlo simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants at June 30, 2021. Subsequently, the fair value of the Private Placement Warrants have been estimated utilizing a simulation with assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating
expenses in the statement of operations. Offering costs associated with the Class A common stock issued were charged to stockholders’ equity upon the completion of the Initial Public Offering. The Company will keep deferred underwriting commissions are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 27,150,939 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect

BIG SKY GROWTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021, the Company had deferred tax assets with a full valuation allowance against them.
FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Net Income (Loss) Per Common Stock
The Company’s condensed statements of operations include a presentation of net income (loss) per share for Class A common stock subject to possible redemption in a manner similar to the two-class
method of net income (loss) per common stock. Net income (loss) per common stock, basic and diluted, for Class A common stock is calculated by dividing the income from the investment in the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A common stock outstanding for the periods. Net income (loss) per common stock, basic and diluted, for Class B common stock is calculated by dividing the net income (loss), adjusted for income attributable to Class A common stock, by the weighted average number of Class B Common Stock outstanding for the periods. Class B common stock include the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.
The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and Private Placement since the exercise price of the warrants is in excess of the average stock price for the period and therefore the inclusion of such warrants would be anti-dilutive.

BIG SKY GROWTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock:

	For the Three Months Ended June 30, 2021	For the Period From February 11, 2021 (Inception) Through June 30, 2021 (Unaudited)
Class A common stock
Numerator: Income allocable to Class A common stock
Income from investments held in Trust Account	$4,406	$4,406
Less: Company’s portion available to be withdrawn to pay taxes	(4,406)	(4,406)

Net income attributable to Class A common stock	$—	$—

Denominator: Weighted average Class A common stock
Basic and diluted weighted average shares outstanding, Class A common stock	30,000,000	30,000,000

Basic and diluted net income per share, Class A common stock	$0.00	$0.00

Class B common stock
Numerator: Net income (loss) minus net income allocable to Class A common stock
Net income (loss)	$588,016	$555,805
Net income allocable to Class A common stock	—	—

Net income (loss) attributable	$588,016	$555,805

Denominator: weighted average Class B common stock
Basic and diluted weighted average shares outstanding, Class B common stock	7,500,000	7,500,000

Basic and diluted net loss per share, Class B common stock	$0.08	$0.07

Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on February 11, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
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
Each Unit consists of one share of Class A common stock and
one-fourth
of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 6).
The Company granted the underwriters a
45-day
option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price, less underwriting discounts and commissions. The option to purchase additional units expired unexercised on June 14, 2021.

BIG SKY GROWTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 4—Related Party Transactions
Founder Shares
On February 19, 2021, the Sponsor paid $25,000 of the Company’s offering costs in exchange for issuance of 8,625,000 shares of the Company’s Class B common stock, par value $0.0001 per share (the “Founder Shares”). The initial stockholders agreed to forfeit up to 1,125,000 Founder Shares to the extent that the underwriters’ option to purchase additional Units was not exercised in full, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. The over-allotment expired unexercised, thus, the 1,125,000 Founder Shares were forfeited on July 16, 2021.
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
Private Placement Warrants
Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 5,733,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of $8.6 million. If the over-allotment option was exercised in full, the Sponsor could have purchased an additional 600,000 Private Placement Warrants, but did not as the option expired unexercised.
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
Related Party Loans
On February 19, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest
bearing and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $96,000 under the Note, and repaid the Note in full on May 4, 2021.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business

BIG SKY GROWTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and n
o
 written agreements exist with respect to such loans. As of June 30, 2021, the Company had no outstanding Working Capital Loans.
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
Underwriting Agreement
The underwriters were entitled to an underwriting discount of $0.20 per Unit, or $6.0 million in the aggregate, paid upon the closing of the Initial Public Offering. An additional fee of $0.35 per Unit, or $10.5 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. As of June 30, 2021 the over-allotment expired unexercised.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed interim financial statements. The unaudited condensed interim financial statements does not include any adjustments that might result from the outcome of this uncertainty.
Note 6—Derivative Warrant Liabilities
As of June 30, 2021, there were 7,500,000 and 5,733,333 Public Warrants and Private Placement Warrants outstanding.
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

BIG SKY GROWTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
 A common stock equals or exceeds $10.00
:
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
The Company accounted for the warrants in accordance with the guidance contained in FASB ASC Topic
815-40.
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
Note 7—Fair Value Measurements
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market funds	$300,004,406	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$8,250,000	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$—	$6,306,670
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The Public Warrants transferred from a Level 3 measurement to a Level 1 measurement in the three months ended June 30, 2021 and in the period from February 11, 2021 (inception) through June 30, 2021.

BIG SKY GROWTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Level 1 assets include investments in money market funds that invest solely in U.S. Treasury securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The Company initially utilized a simulation to estimate the fair value of the of the Public Warrants and Private Placements. Subsequently, the fair value of the Public Warrants have been measured utilizing the market price of such warrants, a Level 1 measurement, and the fair value of the Private Placement Warrants have been estimated utilizing the observed price for Public Warrants. The Public Warrants were separately listed and traded beginning in June 2021.
The estimated fair value of the Private Warrants, and prior to their separate listed trading, the Public Warrants, was determined using Level 3 inputs. Inherent in a simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	May 3, 2021	June, 30, 2021
Exercise price	$11.50	$11.50
Share price	$9.71	$9.72
Expected term (years)	5	5
Expected time to Business Combination (years)	1	1
Volatility	17.00%	18.40%
Risk-free rate	1.07%	1.01%
Dividend yield (per share)	0.00%	0.00%
The change in the fair value of the warrant liabilities measured utilizing Level 3 inputs for three months ended June 30, 2021 and for the period from February 11, 2021 (inception) through June 30, 2021 is summarized as follows:

Derivative warrant liabilities at February 11, 2021 (inception)	$—
Issuance of Public and Private Warrants - Level 3	15,880,000

Derivative warrant liabilities at March 31, 2021, Level 3	15,880,000
Transfer of Public Warrants to Level 1	(9,000,000)
Change in fair value of warrant liaiblities - Level 3	(573,330)

Derivative warrant liabilities at June 30, 2021 - Level 3	$6,306,670

Note 8—Stockholders’ Equity
Preferred Stock
—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021, there were no shares of preferred stock issued or outstanding.

BIG SKY GROWTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class
 A Common Stock
—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021, there were 2,849,061 shares of Class A common stock issued and outstanding, excluding 27,150,939 shares of Class A common stock subject to possible redemption.
Class
 B Common Stock
—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. On February 19, 2021, the Company issued 8,625,000 shares of Class B common stock. Of the 8,625,000 shares of Class B common stock outstanding, up to 1,125,000 shares were subject to forfeiture to the Company by the initial stockholders for no consideration to the extent that the underwriters’ option to purchase additional Units was not exercised in full or in part, so that the number of shares of Class B common stock will collectively equal 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. The over-allotment option expired unexercised. As a result 1,125,000 Class B shares were forfeited on July 16, 2021, and as of June 30, 2021, 7,500,000 shares of Class B common stock were outstanding with none subject to forfeiture.
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
Note 9—Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed interim financial statements were available to be issued. Based upon this review, except as set forth above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed interim financial statement.
On July 16, 2021, the Sponsor forfeited 1,125,000 shares of Class B common stock due to the underwriters of the Company’s Initial Public Offering not exercising the over-allotment option to purchase up to 4,500,000 additional Units within the required
45-day
period from the date of the Company’s prospectus.

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
Our sponsor is Big Sky Growth Partners, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on April 28, 2021. On May 3, 2021, we consummated our Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $17.3 million, of which $10.5 million was for deferred underwriting commissions. We granted the underwriters a
45-day
option to purchase up to an additional 4,500,000 Units at the Initial Public Offering price to cover over-allotments, if any. The option expired unexercised on June 14, 2021.
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
Liquidity and Capital Resources
As of June 30, 2021, we had approximately $1.2 million in our operating bank account and working capital of approximately $1.6 million (not taking into account approximately $75,000 in tax obligations that may be paid using investment income earned in Trust Account).
Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on our behalf in exchange for issuance of Founder Shares (as defined in Note 4 to the unaudited condensed financial statements), and loan from the Sponsor of approximately $96,000 under the Note (as defined in Note 4 to the unaudited condensed financial statements). We repaid the Note in full on May 4, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (as defined in Note 4 to the unaudited condensed financial statements). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.
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

Results of Operations
Our entire activity since inception up to June 30, 2021 was in preparation for our formation and the Initial Public Offering, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination at the earliest.
For the three months ended June 30, 2021, we had net income of approximately $588,000, which consisted of an approximately $1.3 million gain from the change in fair value of derivative warrant liabilities and income from investments held in the Trust Account of approximately $4,000, partially offset by approximately $155,000 in general and administrative expense, $49,000 of franchise taxes, and approximately $536,000 of offering costs associated with the issuance of warrants.
From February 11, 2021 (inception) to ended June 30, 2021, we had net income of approximately $556,000, which consisted of a $1,323,000 gain in change of fair value of derivative warrant liabilities, approximately $4,500 gain on investments held in the Trust Account, which was partially offset by approximately $536,000 of offering costs associated with the issuance of warrants, $160,000 of general and administrative expenses and $75,000 of franchise tax expenses.
Related Party Transactions
Founder Shares
On February 19, 2021, the Sponsor paid $25,000 of our offering costs in exchange for issuance of 8,625,000 shares of our Class B common stock, par value $0.0001 per share (the “Founder Shares”). The initial stockholders agreed to forfeit up to 1,125,000 Founder Shares to the extent that the underwriters’ option to purchase additional Units was not exercised in full, so that the Founder Shares would represent 20.0% of our issued and outstanding shares after the Initial Public Offering. The over-allotment expired unexercised, thus, the 1,125,000 Founder Shares were forfeited on July 16, 2021.
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

Related Party Loans
On February 19, 2021, the Sponsor agreed to loan us an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest
bearing and payable upon the completion of the Initial Public Offering. We borrowed approximately $96,000 under the Note, and repaid the Note in full on May 4, 2021.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021, we had no borrowings under the Working Capital Loans.
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

Critical Accounting Policies
This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Derivative warrant liabilities
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant ASC 480 and FASB ASC Topic 815
, Derivatives and Hedging
(“ASC 815”)
, paragraph 15 Embedded Derivatives
(“ASC
815-15”).
The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815, paragraph 40,
Contracts in Entity’s Own Equity
(“ASC
815-40”).
Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value utilizing a binomial Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants at June 30, 2021. Subsequently, the fair value of the Private Placement Warrants has been estimated utilizing a simulation with assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 27,150,939 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.
Net Income (Loss) Per Common Share
Our condensed statements of operations include a presentation of net income (loss) per share for Class A common stock subject to possible redemption in a manner similar to the two-class
method of net income (loss) per common stock. Net income (loss) per common stock, basic and diluted, for Class A common stock is calculated by dividing the income from investments in the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A common stock outstanding for the periods. Net income (loss) per common stock, basic and diluted, for Class B common stock is calculated by dividing the net income (loss), adjusted for income attributable to Class A common stock, by the weighted average number of Class B Common Stock outstanding for the periods. Class B common stock include the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.
The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and Private Placement since the exercise price of the warrants is in excess of the average stock price for the period and therefore the inclusion of such warrants would be anti-dilutive.
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. We early adopted the ASU on February 11, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.
Our management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.
Off-Balance
Sheet Arrangements
As of June 30, 2021, we did not have any
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in

U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules
13a-15(e)
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for our Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officers (Principal Executive Officers) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

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

Dated: August 16, 2021	BIG SKY GROWTH PARTNERS, INC.

	By:	/s/ Lauren Neiswender
	Name:	Lauren Neiswender
	Title:	Chief Financial Officer and Chief Legal Officer