Form 10-Q
period 2021-09-30
Big Sky Growth Partners, Inc.
filed 2021-11-12
CIK 1846804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of November
 10
, 2021, 19,862,948 shares of Class A common stock, par value $0.0001 per share, and 7,500,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

BIG SKY GROWTH PARTNERS, INC.
For the Quarterly Period Ended September 30, 2021

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Interim Financial Statements (Unaudited)	1

	Condensed Balance Sheet as of September 30, 2021 (Unaudited)	1

	Condensed Statements of Operations for the Three Months Ended September 30, 2021, and for the Period from February 11, 2021 (inception) through September 30, 2021 (Unaudited)	2

	Condensed Statement of Changes in Stockholders’ Deficit for the Three Months Ended September 30, 2021, and for the Period from February 11, 2021 (inception) through September 30, 2021 (Unaudited)	3

	Condensed Statement of Cash Flows for the Period from February 11, 2021 (inception) through September 30, 2021 (Unaudited)	4

	Notes to Condensed Interim Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	26

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Interim Financial Statements (Unaudited)
BIG SKY GROWTH PARTNERS, INC.
CONDENSED BALANCE SHEET (UNAUDITED)
September 30, 2021

Assets:
Current assets:
Cash	$1,129,671
Prepaid expenses	540,033

Total current assets	1,669,704
Investments held in Trust Account	300,008,267

Total Assets	$301,677,971

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	153,368
Accrued expenses	78,840
Franchise tax payable	124,981

Total current liabilities	357,189
Derivative warrant liabilities	10,586,670

Total Liabilities	21,443,859
Commitments and Contingencies
Class A common stock shares subject to possible redemption; 30,000,000 shares at $10.00 per share	300,000,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,500,000 shares issued and outstanding	750
Accumulated Deficit	(19,766,638)

Total stockholders’ deficit	(19,765,888)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$301,677,971

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

BIG SKY GROWTH PARTNERS, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30, 2021	For the Period From February 11, 2021 (Inception) Through September 30, 2021
	(unaudited)	(unaudited)
General and administrative expenses	$199,307	$359,725
Franchise tax expenses	49,864	124,982

Loss from operations	(249,171)	(484,707)
Other Income (Expenses)
Income from investments held in Trust Account	3,861	8,267
Offering Costs	—	(536,497)
Change of fair value of derivative warrant liabilities	3,970,000	5,293,330
Interest Income	29	133

Total other income, net	3,973,890	4,765,233

Net income	$3,724,719	$4,280,526

Weighted average number of shares of Class A common stock	30,000,000	20,223,214

Basic and diluted net income per share, Class A common stock	$0.10	$0.15

Weighted average number of shares of Class B common stock	7,500,000	7,500,000

Basic and diluted net income per share, Class B common stock	$0.10	$0.15

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

BIG SKY GROWTH PARTNERS, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)
For the Three Months Ended September 30, 2021, and for the Period from February 11, 2021 (inception) through September 30, 2021 (Unaudited)

	Common Stock					Retained Earnings	Total Stockholders’ Deficit
	Class A				Additional Paid-In Capital
	Shares	Amount	Shares	Amount

Balance - February 11, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	—	—	(32,211)	(32,211)

Balance - March 31, 2021 (unaudited)	—	—	8,625,000	863	24,137	(32,211)	(7,211)
Proceeds in excess of fair value upon the sale of Private Placement Warrants	—	—	—	—	1,720,000	—	1,720,000
Accretion to Class A common stock redemption amount	—	—	—	—	(1,744,137)	(24,047,276)	(25,791,413)
Forfeiture of Class B Common Shares	—	—	(1,125,000)	(113)	—	113	—
Net income	—	—	—	—	—	588,017	588,017

Balance - June 30, 2021 (unaudited)	—	—	7,500,000	750	—	(23,491,357)	(23,490,607)
Net income	—	—	—	—	—	3,724,719	3,724,719

Balance - September 30, 2021 (unaudited)	—	$—	7,500,000	$750	$—	$(19,766,638)	$(19,765,888)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

BIG SKY GROWTH PARTNERS, INC.
CONDENSED STATEMENT OF CASH FLOWS
For the Period from February 11, 2021 (inception) through September 30, 2021 (Unaudited)

Cash Flows from Operating Activities:

Net income	$4,280,526
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related party under promissory note	873
Offering costs associated with warrants	536,497
Change in the fair value of derivative warrant liabilities	(5,293,330)
Income from investments held in Trust Account	(8,267)
Prepaid Expenses	(540,033)
Change in operating liabilities:
Accounts payable	85,522
Accrued Expenses	8,840
Franchise tax payable	124,981

Net cash used in operating activities	(804,391)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(300,000,000)

Net cash used in investing activities	(300,000,000)

Cash Flows from Financing Activities
Repayments of note payable to related parties	(95,763)
Proceeds received from initial public offering, gross	300,000,000
Proceeds received from private placement	8,600,000
Offering cost paid	(6,570,175)

Net Cash provided by financing activities	301,934,062

Net change in cash	1,129,671
Cash - beginning of the period	—

Cash - end of the period	$1,129,671

Supplemental schedule of noncash financing activities:
Offering costs paid in exchange for issuance of Class B common stock to Sponsor	$25,000
Offering costs included in accounts payable	$67,846
Offering costs included in accrued expenses	$70,000
Offering costs paid by related party under promissory note	$94,890
The accompanying notes are an integral part of these unaudited condensed interim financial statements.

BIG SKY GROWTH PARTNERS, INC.
NOTES TO CONDENSED INTERIM
FINANCIAL STATEMENTS (UNAUDITED)
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
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from February 11, 2021 (inception) through September 30, 2021, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), described below and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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

BIG SKY GROWTH PARTNERS, INC.
NOTES TO CONDENSED INTERIM
FINANCIAL STATEMENTS (UNAUDITED)

entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (at $10.00 per Public Share, plus pro rata interest earned in Trust Account).
The per-share
amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) “Distinguishing Liabilities from Equity” (ASC 480). If the Company seeks stockholder approval, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in connection with a Business Combination in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated certificate of incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all or are not a holder of record of Public Shares on the record date established in connection with a Business Combination. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
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

BIG SKY GROWTH PARTNERS, INC.
NOTES TO CONDENSED INTERIM
FINANCIAL STATEMENTS (UNAUDITED)

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
Liquidity and Capital Resources
As of September 30, 2021, we had approximately $1.1 million in our operating bank account and working capital of approximately $1.4 million (not taking into account approximately $125,000 in tax obligations that may be paid using investment income earned from the Trust Account).
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 4), and a loan from the Sponsor of approximately $96,000 under the Note (as defined in Note 4). The Company repaid the Note in full on May 4, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2021, there were no working capital loans outstanding.
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

BIG SKY GROWTH PARTNERS, INC.
NOTES TO CONDENSED INTERIM
FINANCIAL STATEMENTS (UNAUDITED)

Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended September 30, 2021, and for the period from February 11, 2021 (inception) through September 30, 2021, are not necessarily indicative of the results that may be expected through December 31, 2021.
The accompanying unaudited condensed interim financial statements should be read in conjunction with the audited balance sheet included in the
Form 8-K and
the audited financial statements, notes thereto included in the final prospectus, filed by the Company with the SEC on May 7, 2021, and April 30, 2021, respectively.
Revision to Previously Reported Financial Statements
In preparation of the Company’s unaudited condensed interim financial statements as of and for the quarter ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph
10-S99,
redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than
$5,000,001. The Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. As a result, the Company revised its previously filed financial statements to classify all of its Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of the redeemable shares of Class A common stock at the Initial Public Offering resulted in a decrease of approximately $5.6 million in additional paid-in
capital and a charge of approximately $24.0 million to accumulated deficit, as well as a reclassification of 2,959,309 shares of Class A common stock from permanent equity to temporary equity.
The impact of the revision to the unaudited condensed balance sheet as of June 30, 2021, is a reclassification of $28.5 million from total stockholders’ equity to Class A common stock subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss). In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.
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

BIG SKY GROWTH PARTNERS, INC.
NOTES TO CONDENSED INTERIM
FINANCIAL STATEMENTS (UNAUDITED)

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of September 30, 2021.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying condensed statement
s
of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage (FDIC) of

$250,000 and investments held in the Trust Account. At September 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equals or approximate the carrying amounts represented in the condensed balance sheet.
Fair Value of Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

BIG SKY GROWTH PARTNERS, INC.
NOTES TO CONDENSED INTERIM
FINANCIAL STATEMENTS (UNAUDITED)

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
Derivative Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant ASC 480 and FASB ASC Topic 815
, Derivatives and Hedging (
“ASC 815”)
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
 (“ASC 815-40”).
Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value utilizing a binomial Montel Carlo simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants on September 30, 2021. Subsequently, the fair value of the Private Placement Warrants has been estimated utilizing a simulation with assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities
as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses
in the statement of operations. Offering costs associated with the Class A common stock were charged against their carrying value upon the completion of the Initial Public Offering. The Company will keep deferred underwriting commissions are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

BIG SKY GROWTH PARTNERS, INC.
NOTES TO CONDENSED INTERIM
FINANCIAL STATEMENTS (UNAUDITED)

Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, all 30,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.
Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of shares of the redeemable Class A common stock resulted in charges against additional paid-in
capital and accumulated deficit.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021, the Company had deferred tax assets with a full valuation allowance against them.
FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

	For the Three Months Ended September 30, 2021		For the Period From February 11, 2021 (inception) Through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income	$2,979,776	$744,944	$3,122,509	$1,158,017
Denominator:
Basic and diluted weighted average common shares outstanding	30,000,000	7,500,000	20,223,214	7,500,000

Basic and diluted net income per common share	$0.10	$0.10	$0.15	$0.15

BIG SKY GROWTH PARTNERS, INC.
NOTES TO CONDENSED INTERIM
FINANCIAL STATEMENTS (UNAUDITED)

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
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying the unaudited condensed interim financial statements.
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
Note 4—Related Party Transactions
Founder Shares
On February 19, 2021, the Sponsor paid $25,000 of the Company’s offering costs in exchange for issuance of 8,625,000 shares of the Company’s Class B common stock, par value $0.0001 per share (the “Founder Shares”). The initial stockholders agreed to forfeit up to 1,125,000 Founder Shares to the extent that the underwriters’ option to purchase additional Units was not exercised in full, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. The over-allotment expired unexercised; thus, the 1,125,000 Founder Shares were forfeited on July 16, 2021.
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
Private Placement Warrants
Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 5,733,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of $8.6 million. If the over-allotment option was exercised in full, the Sponsor could have purchased an additional 600,000 Private Placement Warrants but did not as the option expired unexercised.

BIG SKY GROWTH PARTNERS, INC.
NOTES TO CONDENSED INTERIM
FINANCIAL STATEMENTS (UNAUDITED)

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
Related Party Loans
On February 19, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing
and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $96,000 under the Note and repaid the Note in full on May 4, 2021.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, the Company had no outstanding Working Capital Loans.
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
Underwriting Agreement
The underwriters were entitled to an underwriting discount of $0.20 per Unit, or $6.0 million in the aggregate, paid upon the closing of the Initial Public Offering. An additional fee of $0.35 per Unit, or $10.5 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. As of September 30, 2021 the over-allotment expired unexercised.
Risks and Uncertainties
Management continues to evaluate the impact of
the COVID-19 pandemic
on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed interim financial statements. The unaudited condensed interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BIG SKY GROWTH PARTNERS, INC.
NOTES TO CONDENSED INTERIM
FINANCIAL STATEMENTS (UNAUDITED)

Note 6—Derivative Warrant Liabilities
As of September 30, 2021, there were 7,500,000 and 5,733,333 Public Warrants and Private Placement Warrants outstanding.
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

BIG SKY GROWTH PARTNERS, INC.
NOTES TO CONDENSED INTERIM
FINANCIAL STATEMENTS (UNAUDITED)

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

•
at a price of $0.10 per warrant upon a minimum of 30
days’ prior written notice of redemption provided that during such 30-day period holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares of Class A common stock determined by reference to an agreed table based on the redemption date and the “fair value” of the shares of Class A common stock (as defined below); provided, further, that if the warrants are not exercised on a cashless basis or otherwise during such 30-day period, the Company shall redeem such warrants for $0.10 per share;

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

BIG SKY GROWTH PARTNERS, INC.
NOTES TO CONDENSED INTERIM
FINANCIAL STATEMENTS (UNAUDITED)

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
Note 7—Fair Value Measurements
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:
September 30, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market funds	$300,008,267	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$6,000,000	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$—	$4,586,670
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The Public Warrants transferred from a Level 3 measurement to a Level 1 measurement in the period from February 11, 2021 (inception) through September 30, 2021.
Level 1 assets include investments in money market funds that invest solely in U.S. Treasury securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The Company initially utilized a simulation to estimate the fair value of the of the Public Warrants and Private Placements. Subsequently, the fair value of the Public Warrants has been measured utilizing the market price of such warrants, a Level 1 measurement, and the fair value of the Private Placement Warrants have been estimated utilizing the observed price for Public Warrants. The Public Warrants were separately listed and traded beginning in June 2021.
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
The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

BIG SKY GROWTH PARTNERS, INC.
NOTES TO CONDENSED INTERIM
FINANCIAL STATEMENTS (UNAUDITED)

	May 3, 2021	June 30, 2021	September 30, 2021
Exercise price	$11.50	$11.50	$11.50
Stock price	$9.71	$9.72	$9.78
Expected term (years)	5	5	5
Expected time to Business Combination (years)	1	1	1
Volatility	17.00%	18.40%	13.00%
Risk-free rate	1.07%	1.01%	1.08%
Dividend yield (per share)	0.00%	0.00%	0.00%
The change in the fair value of the warrant liabilities measured utilizing Level 3 inputs for three months ended September 30, 2021 and for the period from February 11, 2021 (inception) through September 30, 2021 is summarized as follows:

Derivative warrant liabilities at February 11, 2021 (inception)	$—
Issuance of Public and Private Warrants - Level 3	15,880,000

Derivative warrant liabilities at March 31, 2021, Level 3	15,880,000
Transfer of Public Warrants to Level 1	(9,000,000)
Change in fair value of warrant liaiblities - Level 3	(573,330)

Derivative warrant liabilities at June 30, 2021 - Level 3	6,306,670
Change in fair value of warrant liaiblities - Level 3	(1,720,000)

Derivative warrant liabilities at September 30, 2021 - Level 3	$4,586,670

Note 8 - Temporary Equity - Class A Common Stock Subject to Possible Redemption
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2021, there were 30,000,000 shares of Class A common stock outstanding subject to possible redemption.
As of September 30, 2021, Class A common stock reflected on the balance sheet is reconciled on the following table:

As of September 30, 2021
Gross proceeds	$300,000,000.00
Less:
Proceeds allocated to Public Warrants	(9,000,000)
Class A common stock issuance costs	(16,791,413)
Plus:
Accretion of carrying value to redemption value	25,791,413

Class A common stock subject to possible redemption	$300,000,000

Note 9—Stockholders’ Equity
Preferred Stock
—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no shares of preferred stock issued or outstanding.

BIG SKY GROWTH PARTNERS, INC.
NOTES TO CONDENSED INTERIM
FINANCIAL STATEMENTS (UNAUDITED)

Class
 A Common Stock
—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2021, there were 30,000,000 shares of Class A common stock issued and outstanding, all subject to possible redemption and classified as Temporary Equity. See Note 8.
Class
 B Common Stock
—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. On February 19, 2021, the Company issued 8,625,000 shares of Class B common stock. Of the 8,625,000 shares of Class B common stock outstanding, up to 1,125,000 shares were subject to forfeiture to the Company by the initial stockholders for no consideration to the extent that the underwriters’ option to purchase additional Units was not exercised in full or in part, so that the number of shares of Class B common stock will collectively equal 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. The over-allotment option expired unexercised. As a result, 1,125,000 Class B shares were forfeited on July 16, 2021, and as of September 30, 2021, 7,500,000 shares of Class B common stock were outstanding with none subject to forfeiture.
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
Note 10—Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date that the unaudited condensed interim financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed interim financial statement
s
.

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
Liquidity and Capital Resources
As of September 30, 2021, we had approximately $1.1 million in our operating bank account and working capital of approximately $1.4 million (not taking into account approximately $125,000 in tax obligations that may be paid using investment income earned in the Trust Account).
Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on our behalf in exchange for issuance of Founder Shares (as defined in Note 4 to the unaudited condensed financial statements), and loan from the Sponsor of approximately $96,000 under the Note (as defined in Note 4 to the unaudited condensed interim financial statements). We repaid the Note in full on May 4, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (as defined in Note 4 to the unaudited condensed interim financial statements). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.
Based on the foregoing, our management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination
Results of Operations
Our entire activity since inception up to September 30, 2021, was in preparation for our formation and the Initial Public Offering, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination at the earliest.
For the three months ended September 30, 2021, we had net income of approximately $3.7 million which consisted of an approximately $4.0 million gain from the change in fair value of derivative warrant liabilities and income from investments held in the Trust Account of approximately $4,000, partially offset by approximately $199,000 in general and administrative expense, and approximately $50,000 of franchise taxes.
From February 11, 2021 (inception) to ended September 30, 2021, we had net income of approximately $4.8 million, which consisted of a $5.3 million gain in change of fair value of derivative warrant liabilities, and approximately $8,000 in gain on investments held in the Trust Account, which was partially offset by approximately $536,000 of offering costs associated with the issuance of warrants, $340,000 of general and administrative expenses and $125,000 of franchise tax expenses.

Related Party Transactions
Founder Shares
On February 19, 2021, the Sponsor paid $25,000 of our offering costs in exchange for issuance of 8,625,000 shares of our Class B common stock, par value $0.0001 per share (the “Founder Shares”). The initial stockholders agreed to forfeit up to 1,125,000 Founder Shares to the extent that the underwriters’ option to purchase additional Units was not exercised in full, so that the Founder Shares would represent 20.0% of our issued and outstanding shares after the Initial Public Offering. The over-allotment expired unexercised; thus, the 1,125,000 Founder Shares were forfeited on July 16, 2021.
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
Related Party Loans
On February 19, 2021, the Sponsor agreed to loan us an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing
and payable upon the completion of the Initial Public Offering. We borrowed approximately $96,000 under the Note and repaid the Note in full on May 4, 2021.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, we had no borrowings under the Working Capital Loans.

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
Critical Accounting Policies
This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed interim financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed interim financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Own Equity
 (“ASC 815-40”).
Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value utilizing a binomial Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants at September 30, 2021. Subsequently, the fair value of the Private Placement Warrants has been estimated utilizing a simulation with assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities
as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 30,000,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed unaudited balance sheet.
Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value. The change in the carrying value of shares of the redeemable Class A common stock resulted in charges against additional paid-in
capital and accumulated deficit.
Net Income (Loss) Per Common Share
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.
The calculation of diluted net income per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 13,233,333 shares of common stock since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three months ended September 30, 2021, and for the period from February 11, 2021 (inception) through September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
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

Our management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed interim financial statements
Off-Balance
Sheet Arrangements
As of September 30, 2021, we did not have
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
We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules
13a-15(e)
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form
10-Q
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

Dated: November 12, 2021	BIG SKY GROWTH PARTNERS, INC.

	By:	/s/ Lauren Neiswender
	Name:	Lauren Neiswender
	Title:	Chief Financial Officer and Chief Legal Officer