Form 10-Q/A
period 2021-09-30
Big Sky Growth Partners, Inc.
filed 2022-02-28
CIK 1846804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number: 001-40313

BIG SKY GROWTH PARTNERS, INC.
(Exact name of registrant as specified in its charter)

Delaware	86-2084915
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1201 Western Avenue, Suite 406 Seattle, Washington	98101
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:

(406)
351-0820
Not Applicable
(Former name or former address, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-fourth of a redeemable Warrant to acquire one share of Class A common stock	BSKYU	The Nasdaq Capital Market
Class A common stock included as part of the Units	BSKY	The Nasdaq Capital Market
Redeemable warrants to acquire one share of Class A common stock included as part of the Units	BSKYW	The Nasdaq Capital Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes
☒
    No
☐
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of February 24, 2022, there were 30,000,000 shares of Class A common stock, $0.0001 par value, and 7,500,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

BIG SKY GROWTH PARTNERS, INC.
For the Quarterly Period Ended September 30, 2021

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Interim Financial Statements (Unaudited)	1

	Condensed Balance Sheet as of September 30, 2021 (Unaudited)	1

	Condensed Statements of Operations for the Three Months Ended September 30, 2021, and for the Period from February 11, 2021 (inception) through September 30, 2021 (Unaudited)	2

	Condensed Statement of Changes in Stockholders’ Deficit for the Three Months Ended September 30, 2021, and for the Period from February 11, 2021 (inception) through September 30, 2021 (Unaudited)	3

	Condensed Statement of Cash Flows for the Period from February 11, 2021 (inception) through September 30, 2021 (Unaudited)	4

	Notes to Condensed Interim Financial Statements (Unaudited) (as restated)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures (as restated)	25

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	28

EXPLANATORY NOTE
References throughout this Amendment No. 1 to the Quarterly Report on Form
10-Q/A
to “we,” “us,” the “Company” or “our company” are Big Sky Growth Partners, Inc. unless the context otherwise indicates.
This Amendment No. 1 to the Quarterly Report on Form
10-Q/A
(this “Amendment No. 1”) amends the Quarterly Report on Form
10-Q
of Big Sky Growth Partners Inc. (the “Company”) as of and for the quarterly period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 12, 2021 (the “Original Filing”).
The Original Filing included a section within Note 2, Revision of Previously Reported Financial Statements (“Note 2”), that describes a revision to the Company’s classification of its Class A common stock subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on May 3, 2021. As described in Note 2, upon its IPO, the Company classified a portion of the Class A common stock as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. The Company’s management re-evaluated
the conclusion and determined that the Class A common stock subject to redemption included certain provisions that require classification of the Class A common stock as temporary equity regardless of the minimum net tangible assets required to complete the Company’s initial business combination. As a result, management corrected the error by restating all Class A common stock subject to redemption as temporary equity and recognized accretion from the initial book value to redemption value at the time of its IPO. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A common stock.
In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class
method.
The Company determined the changes were not qualitatively material to the Company’s previously reported financial statements and did not restate its financial statements. Instead, the Company revised its previously reported financial statements within Note 2 to its Original Filing. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was of a sufficient magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A common stock and change to its presentation of earnings per share was material quantitatively and it should restate its previously reported financial statements.
Therefore, on January 25, 2022, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s (i) unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021; and (ii) Note 2 to the unaudited interim financial statements and Item 4 of Part I included in the Original Filing (collectively, the “Affected Periods”), should be restated to report all Class A Shares as temporary equity and restate earnings per share and should no longer be relied upon. As such, the Company has restated these financial statements for the Affected Periods in this Quarterly Report on Form 10-Q/A.
The restatement does not have an impact on its cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).
After
re-evaluation,
the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the

Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in the Item 4 – Controls and Procedures, contained herein.
We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:
Part I, Item 1. Condensed Interim Financial Statements (Unaudited)
Part I, Item 4 Controls and Procedures
Part II, Item 1A. Risk Factors
In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment No. 1 (Exhibits 31.1, 31.2, 32.1 and 32.2).
Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and, other than as described herein, this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Interim Financial Statements (Unaudited)
BIG SKY GROWTH PARTNERS, INC.
CONDENSED BALANCE SHEET (UNAUDITED)
September 30, 2021

Assets:
Current assets:
Cash	$1,129,671
Prepaid expenses	540,033

Total current assets	1,669,704
Investments held in Trust Account	300,008,267

Total Assets	$301,677,971

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	153,368
Accrued expenses	78,840
Franchise tax payable	124,981

Total current liabilities	357,189
Derivative warrant liabilities	10,586,670
Deferred underwriting commissions in connection with the Initial Public Offering	10,500,000

Total Liabilities Commitments and Contingencies	21,443,859
Class A common stock subject to possible redemption; $.0001 par value; 30,000,000 shares issued and outstanding at $10.00 per share redemption value	300,000,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding; no non-redeemable shares issued or outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,500,000 shares issued and outstanding	750
Accumulated Deficit	(19,766,638)

Total stockholders’ deficit	(19,765,888)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$301,677,971

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

BIG SKY GROWTH PARTNERS, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30, 2021	For the Period From February 11, 2021 (Inception) Through September 30, 2021
Weighted average number of shares of Class B common stock - diluted	7,500,000	7,500,000
General and administrative expenses	$199,307	$359,725
Franchise tax expenses	49,864	124,982

Loss from operations	(249,171)	(484,707)
Other Income (Expenses)
Income from investments held in Trust Account	3,861	8,267
Offering Costs	—	(536,497)
Change of fair value of derivative warrant liabilities	3,970,000	5,293,330
Interest Income	29	133

Total other income, net	3,973,890	4,765,233

Net income	$3,724,719	$4,280,526

Weighted average number of shares of Class A common stock	30,000,000	19,525,862

Basic and diluted net income per share, Class A common stock	$0.10	$0.16
Weighted average number of shares of Class B common stock - basic	7,500,000	7,241,379

Weighted average number of shares of Class B common stock - diluted	7,500,000	7,500,000

Basic and diluted net income per share, Class B common stock	$0.10	$0.16

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

BIG SKY GROWTH PARTNERS, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)
For the Three Months Ended September 30, 2021, and for the Period from February 11, 2021 (inception) through September 30, 2021 (Unaudited)

	Common Stock					Retained Earnings	Total Stockholders’ Deficit
	Class A				Additional Paid-In Capital
	Shares	Amount	Shares	Amount

Balance - February 11, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	—	—	(32,211)	(32,211)

Balance - March 31, 2021 (unaudited)	—	—	8,625,000	863	24,137	(32,211)	(7,211)
Proceeds in excess of fair value upon the sale of Private Placement Warrants	—	—	—	—	1,720,000	—	1,720,000
Accretion to Class A common stock redemption amount	—	—	—	—	(1,744,137)	(24,047,276)	(25,791,413)
Forfeiture of Class B Common Shares	—	—	(1,125,000)	(113)	—	113	—
Net income	—	—	—	—	—	588,017	588,017

Balance - June 30, 2021 (unaudited) (as restated, see Note 2)	—	—	7,500,000	750	—	(23,491,357)	(23,490,607)
Net income	—	—	—	—	—	3,724,719	3,724,719

Balance - September 30, 2021 (unaudited)	—	$—	7,500,000	$750	$—	$(19,766,638)	$(19,765,888)

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

BIG SKY GROWTH PARTNERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENT SEPTEMBER 30, 2021
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

BIG SKY GROWTH PARTNERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENT SEPTEMBER 30, 2021
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

BIG SKY GROWTH PARTNERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENT SEPTEMBER 30, 2021
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

BIG SKY GROWTH PARTNERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENT SEPTEMBER 30, 2021
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
The accompanying unaudited condensed interim financial statements should be read in conjunction with the audited financial statements, notes thereto included in the final prospectus, filed by the Company with the SEC on May 7, 2021, and April 30, 2021.
Restatement of Previously Reported Financial Statements
In preparation of the Company’s unaudited condensed interim financial statements as of and for the quarter ended September 30, 2021, the Company concluded it should restate its financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than

$5,000,001
.
The Company reconsidered the classification of such shares and determined that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. As a result, the Company restated its previously filed financial statements to classify all of its Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company restated its earnings per share calculation to allocate income and losses pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously reported financial statements that contained the error, reported in the Company’s Form 10-Q for the quarterly period ended June 30, 2021 (the “Affected Quarterly Period”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Period should be restated to present all Class A common stock subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting the restatement to the period in this quarterly report. The previously presented Affected Quarterly Period should no longer be relied upon.
Impact of the Restatement
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed balance sheet as of June 30, 2021:

As of June 30, 2021 (unaudited)	As Reported	Adjustment	As Restated
Total assets	$301,841,273	$2	$301,841,275
Total liabilities	$25,331,882		$25,331,882
Class A common stock subject to possible redemption	271,509,390	28,490,610	300,000,000
Preferred stock	—	—	—
Class A common stock	285	(285)	—
Class B common stock	750	—	750
Additional paid-in capital	$4,443,161	$(4,443,161)	—
Retained earnings (accumulated deficit)	$555,805	$(24,047,162)	$(23,491,357)
Total stockholders’ equity (deficit)	$5,000,001	$(28,490,608)	$(23,490,607)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and stockholders’ Equity (Deficit)	$301,841,273	$2	$301,841,275
Shares of Class A common stock subject to possible redemption	27,150,939	2,849,061	30,000,000
Shares of Class A non-redeemable common stock	2,849,061	(2,849,061)	—

BIG SKY GROWTH PARTNERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENT SEPTEMBER 30, 2021
(UNAUDITED)

The Company’s statement of stockholders’ equity has been restated to reflect the changes to the impacted stockholders’ equity accounts described above.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed statement of cash flows for period from February 11, 2021 (inception) through June 30, 2021:

For the Period From February 11, 2021 (inception) through June 30, 2021 (unaudited)
	As Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of Class A common stock subject to possible redemption	$270,406,910	$(270,406,910)	$—
Change in value of Class A common stock subject to possible	$1,102,480	$(1,102,480)	$—
The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the Affected Quarterly Period:

	Earnings Per Share
	As Reported	Adjustment	As Restated
Three months ended June 30, 2021 (unaudited)
Net income	$588,016	$—	$588,016
Weighted average shares outstanding - Class A common stock	30,000,000	(10,549,451)	19,450,549
Basic and diluted earnings per share - Class A common stock	$0.00	$0.02	$0.02
Weighted average shares outstanding - Class B common stock	7,500,000	—	7,500,000
Basic and diluted earnings per share - Class B common stock	$0.08	$(0.06)	$0.02
For the Period From February 11, 2021 (inception) through June 30, 2021 (unaudited)
Net income	$555,805	$—	$555,805
Weighted average shares outstanding - Class A common stock	30,000,000	(17,357,143)	12,642,857
Basic and diluted earnings per share - Class A common stock	$0.00	$0.03	$0.03
Weighted average shares outstanding - Class B common stock	7,500,000	(428,571)	7,071,429
Basic and diluted earnings per share - Class B common stock	$0.07	$(0.04)	$0.03
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

BIG SKY GROWTH PARTNERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENT SEPTEMBER 30, 2021
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

BIG SKY GROWTH PARTNERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENT SEPTEMBER 30, 2021
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

1
1

BIG SKY GROWTH PARTNERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENT SEPTEMBER 30, 2021
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
Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of shares of the redeemable Class A common stock resulted in charges against additional paid-in
capital and accumulated deficit.
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
Net Income (Loss) Per Share of Common Stock
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.
The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase an aggregate of 13,233,333 shares of Class A common stock in the calculation of diluted income per share, since their exercise is contingent upon future events. The Company has considered the effect of Class B common stock that was excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company has included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Three Months Ended September 30, 2021		For the Period From February 11, 2021 (inception) Through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income	$2,979,776	$744,944	$3,122,509	$1,158,017
Denominator:
Basic and diluted weighted average common shares outstanding	30,000,000	7,500,000	19,525,862	7,241,379

Basic and diluted net income per common share	$0.10	$0.10	$0.16	$0.16

1
2

BIG SKY GROWTH PARTNERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENT SEPTEMBER 30, 2021
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

1
3

BIG SKY GROWTH PARTNERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENT SEPTEMBER 30, 2021
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

1
4

BIG SKY GROWTH PARTNERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENT SEPTEMBER 30, 2021
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

1
5

BIG SKY GROWTH PARTNERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENT SEPTEMBER 30, 2021
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

1
6

BIG SKY GROWTH PARTNERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENT SEPTEMBER 30, 2021
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
Note 7 - Temporary Equity - Class A Common Stock Subject to Possible Redemption
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
As of September 30, 2021, Class A common stock reflected on the balance sheet is reconciled on the following table:

As of September 30, 2021
Gross proceeds	$300,000,000
Less:
Proceeds allocated to Public Warrants	(9,000,000)
Class A common stock issuance costs	(16,791,413)
Plus:
Accretion of carrying value to redemption value	25,791,413

Class A common stock subject to possible redemption	$300,000,000

Note 8—Stockholders’ Equity
Preferred Stock
—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2021, there were 30,000,000 shares of Class A common stock issued and outstanding, all subject to possible redemption and classified as Temporary Equity. See Note 7.
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

BIG SKY GROWTH PARTNERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENT SEPTEMBER 30, 2021
(UNAUDITED)

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
Note 9—Fair Value Measurements
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

BIG SKY GROWTH PARTNERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENT SEPTEMBER 30, 2021
(UNAUDITED)

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
The change in the fair value of the warrant liabilities measured utilizing Level 3 inputs for three months ended September 30, 2021 and for the period from February 11, 2021 (inception) through September 30, 2021 is summarized as follows:

Derivative warrant liabilities at February 11, 2021 (inception)	$—
Issuance of Public and Private Warrants - Level 3	15,880,000

Derivative warrant liabilities at March 31, 2021, Level 3	15,880,000
Transfer of Public Warrants to Level 1	(9,000,000)
Change in fair value of warrant liabilities - Level 3	(573,330)

Derivative warrant liabilities at June 30, 2021 - Level 3	6,306,670
Change in fair value of warrant liabilities - Level 3	(1,720,000)

Derivative warrant liabilities at September 30, 2021 - Level 3	$4,586,670

Note 10—Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date that the unaudited condensed interim financial statements were available to be issued. Based upon this review, other than with respect to the restatements described in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed interim financial statements.

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
Cautionary Note Regarding Forward-Looking Statements
This Amendment No. 1 to the Quarterly Report on
Form 10-Q/A includes
forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.
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
Under ASC 480-10-S99, we have elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value. The change in the carrying value of shares of the redeemable Class A common stock resulted in charges against additional paid-in
capital and accumulated deficit.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock and warrants issued by the Company, and the presentation of earnings per share was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of May 3, 2021, and its interim financial statements for the quarters ended June 30, 2021 and September 30, 2021.
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

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Amendment No. 1 to the Quarterly Report on
Form 10-Q/A
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below.
The principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A common stock and warrants issued by the Company, and the presentation of earnings per share. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for our Initial Public Offering filed with the SEC. You should review the risk factors below for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this report. If any of the following risks actually occur, our business, financial condition and results of operations could be adversely affected.
Risk Factors Relating to Our Business:
We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As described elsewhere in this Amendment No. 1, we identified a material weakness in our internal control over financial reporting related to the accounting for certain complex financial instruments related to the improper classification of our common stock subject to possible redemption at the closing of our initial public offering and the restatement of our earnings per share calculation. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2021. This material weakness resulted in a material misstatement of the initial carrying value of the common stock subject to possible redemption and the restatement of our earnings per share calculation for the affected periods.
To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness we identified, see Note 2 to the accompanying condensed financial statements, as well as Part I, Item 4: Controls and Procedures included in this Amendment No. 1.
Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.
We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.
After consultation with management and our audit committee, we concluded that there was a material weakness in our internal controls over financial reporting.
As a result of such material weakness and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this report, we have no knowledge of any such litigation or dispute. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officers (Principal Executive Officers) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: Fe bruary 25 , 20 22	BIG SKY GROWTH PARTNERS, INC.

	By:	/s/ Lauren Neiswender
	Name:	Lauren Neiswender
	Title:	Chief Financial Officer and Chief Legal Officer

27