Form 10-Q
period 2022-03-31
Big Sky Growth Partners, Inc.
filed 2022-05-12
CIK 1846804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A common stock, and one fourth of a redeemable Warrant to acquire one share of Class A common stock	BSKYU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	BSKY	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	BSKYW	The Nasdaq Stock Market LLC
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of May
11
, 2022, there were 30,000,000 shares of Class A common stock, par value $0.0001 per share and 7,500,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

BIG SKY GROWTH PARTNERS, INC.
For the Quarterly Period Ended March 31, 2022

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Interim Financial Statements (Unaudited)	1

	Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	1

	Condensed Statements of Operations for the Three Months Ended March 31, 2022, and for the Period from February 11, 2021 (inception) through March 31, 2021 (Unaudited)	2

	Condensed Statements of Changes in Stockholders’ Deficit for the Three Months Ended March 31, 2022, and for the Period from February 11, 2021 (inception) through March 31, 2021 (Unaudited)	3

	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2022 and for the Period from February 11, 2021 (inception) through March 31, 2021 (Unaudited)	4

	Notes to Condensed Interim Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	25

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
BIG SKY GROWTH PARTNERS, INC.
CONDENSED BALANCE SHEETS (UNAUDITED)

	March 31, 2022	December 31, 2021
		(audited)
Assets:
Current assets:
Cash	$927,527	$1,004,964
Prepaid expenses	395,761	436,011

Total current assets	1,323,288	1,440,975
Investments held in Trust Account	300,044,817	300,014,606

Total Assets	$301,368,105	$301,455,581

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable	$120,406	$75,508
Accrued expenses	261,263	87,961
Franchise tax payable	226,849	177,534

Total current liabilities	608,518	341,003
Derivative warrant liabilities	5,822,670	9,528,000
Deferred underwriting commissions in connection with the initial public offering	10,500,000	10,500,000

Total Liabilities	16,931,188	20,369,003

Commitments and Contingencies

Class A common stock shares subject to possible redemption; 30,000,000 shares at $10.00 per share redemption value at March 31, 2022 and December 31, 2021	300,000,000	300,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; no non-redeemable share issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,500,000 shares issued and outstanding and March 31, 2022 and December 31, 2021	750	750
Accumulated deficit	(15,563,833)	(18,914,172)

Total stockholders’ deficit	(15,563,083)	(18,913,422)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$301,368,105	$301,455,581

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

BIG SKY GROWTH PARTNERS, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For The Three Months Ended March 31, 2022	For the Period from February 11, 2021 (inception) through March 31, 2021
General and administrative expenses	$335,910	$5,860
Franchise tax expenses	49,315	26,351

Loss from operations	(385,225)	(32,211)
Other income (expenses)
Income from investments held in Trust Account	30,211	—
Change of fair value of derivative warrant liabilities	3,705,330	—
Interest Income	23	—

Total other income, net	3,735,564	—

Net income (loss)	$3,350,339	$(32,211)

Weighted average number of shares of Class A common stock—basic and diluted	30,000,000	—

Basic and diluted net income per share, Class A common stock	$0.09	$—

Weighted average number of shares of Class B common stock -basic and diluted	7,500,000	7,500,000

Basic and diluted net income (loss) per share, Class B common stock	$0.09	$(0.00)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

BIG SKY GROWTH PARTNERS, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)
For the Three Months Ended March 31, 2022

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 202 1	—	$—	7,500,000	$750	$—	$(18,914,172)	$(18,913,422)
Net income	—	—	—	—	—	3,350,339	3,350,339

Balance - March 31, 2022 (unaudited)	—	$—	7,500,000	$750	$—	$(15,563,833)	$(15,563,083)
Period from February 11, 2021 (inception) through March 31, 2021

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - February 11, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)	—	—	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	—	—	(32,211)	(32,211)

Balance - March 31, 2021 (unaudited)	—	$—	8,625,000	$863	$24,137	$(32,211)	$(7,211)

(1)
This number includes up to 1,125,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters The over-allotment expired unexercised; thus, the 1,125,000 Founder Shares were forfeited on July 16, 2021 (see Note 4).

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

BIG SKY GROWTH PARTNERS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31, 2022	For the Period from February 11, 2021 (inception) through March 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$3,350,339	$(32,211)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by related party under promissory note	—	860
Change in the fair value of derivative warrant liabilities	(3,705,330)	—
Income from investments held in Trust Account	(30,211)	—
Change in operating assets and liabilities:
Prepaid Expenses	40,250	—
Accounts payable	44,898	5,000
Accrued Expenses	173,302	—
Franchise tax payable	49,315	26,351

Net cash used in operating activities	(77,437)	—

Net change in cash	(77,437)	—
Cash - beginning of the period	1,004,964	—

Cash - end of the period	$927,527	$—

Supplemental schedule of noncash financing activities:
Offering costs paid in exchange for issuance of Class B common stock to Sponsor	$—	$25,000
Offering costs included in accounts payable	$—	$12,000
Offering costs included in accrued expenses	$—	$236,423
Offering costs paid by related party under promissory note	$—	$94,890
The accompanying notes are an integral part of these unaudited condensed interim financial statements.

BIG SKY GROWTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS
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
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from February 11, 2021 (inception) through March 31, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), described below and, subsequent to the Initial Public Offering, identifying a target business for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company’s year end is December 31.
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

BIG SKY GROWTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

The Company will provide the holders of the Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (at $10.00 per Public Share, plus pro rata interest earned in Trust Account). The per-share
amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). If the Company seeks stockholder approval, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in connection with a Business Combination in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated certificate of incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all or are not a holder of record of Public Shares on the record date established in connection with a Business Combination. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
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

BIG SKY GROWTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

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
Liquidity and Going Concern
As of March 31, 2022, we had approximately $928,000 in our operating bank account and working capital of approximately $715,000.
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 4), and a loan from the Sponsor of approximately $96,000 under the Note (as defined in Note 4). The Company repaid the Note in full on May 4, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). There were no Working Capital Loans outstanding or utilized through March 31, 2022.
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
However, in connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic
205-40,
“Presentation of Financial Statements—Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete its initial business combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any business combination by May 3, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 3, 2023. The condensed interim financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

BIG SKY GROWTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

Note
2-Summary
of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.
The accompanying unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form
10-K
filed by the Company with the SEC on March 31, 2022.
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
Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed interim financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.
Use of Estimates
The preparation of the condensed interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed interim financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed interim financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.
Cash and Cash Equivalents
For the purpose of the consolidation of cash flows, the Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of March 31, 2022 and December 31, 2021.

BIG SKY GROWTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage (FDIC) of $250,000 per institution and investments held in the Trust Account. At March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equals or approximate the carrying amounts represented in the condensed balance sheets.
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
Derivative Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815
,”
Derivatives and Hedging”
(
“ASC 815”)
,
paragraph 15,” Embedded Derivatives” (“ASC
815-15”).
The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.

BIG SKY GROWTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815, paragraph 40,
“
Contracts in Entity’s Own Equity” (“ASC
815-40”).
Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value utilizing a binomial Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. Subsequently, the fair value of the Private Placement Warrants has been estimated utilizing the observed price for Public Warrants. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, all 30,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.
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
capital and accumulated deficit.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”) Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance on its deferred tax assets as of March 31, 2022 and December 31, 2021.

BIG SKY GROWTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits, and no amounts were accrued for the payment of interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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
For the three months ended March 31, 2022, the calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase an aggregate of 13,233,333 shares of Class A common stock in the calculation of diluted income per share, since their exercise is contingent upon future events. At March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. For the period from February 11, 2021 (inception) through March 31, 2021, the weighted average shares outstanding were reduced for the effect of an aggregate of 1,125,000 shares of Class B common stock that were subject to forfeiture (See Note 4). Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For The Three Months Ended March 31, 2022 (Unaudited)
	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income - basic and diluted	$2,680,270	$670,068
Denominator:
Basic and diluted weighted average common shares outstanding	30,000,000	7,500,000

Basic and diluted net income per common share	$0.09	$0.09

BIG SKY GROWTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

	For the Period from February 11, 2021 (inception) through March 31, 2021 (Unaudited)
	Class A	Class B
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss - basic and diluted	$—	$(32,211)
Denominator:
Basic and diluted weighted average common shares outstanding	—	7,500,000

Basic and diluted net loss per common share	$—	$(0.00)

Recent Accounting Pronouncements
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying the condensed interim financial statements.
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

BIG SKY GROWTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Company had no outstanding Working Capital Loans or utilized through March 31, 2022.
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

BIG SKY GROWTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic, including new variant strains of the underlying virus, current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions or other geopolitical events as well as adverse developments in the economy and capital markets, including rising energy costs, inflation and interest rates, in the United States and globally, on the industry and has concluded that while it is reasonably possible that these events could have a negative effect on the Company’s financial position, results of its operations and/or search for a target business, the specific impact is not readily determinable as of the date of the condensed interim financial statements. The condensed interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note
6-Derivative
Warrant Liabilities
As of March 31, 2022 and December 31, 2021, there were 7,500,000 and 5,733,333 Public Warrants and Private Placement Warrants outstanding, respectively.
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

BIG SKY GROWTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

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

BIG SKY GROWTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

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
Note 7 - Temporary Equity - Class A Common Stock Subject to Possible Redemption
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled t
o

one vote
for each share. As of March 31, 2022 and December 31, 2021, there were 30,000,000 shares of Class A common stock outstanding subject to possible redemption.
As of March 31, 2022 and December 31, 2021, Class A common stock reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$300,000,000
Less:
Proceeds allocated to Public Warrants	(9,000,000)
Class A common stock issuance costs	(16,791,413)
Plus:
Accretion of carrying value to redemption value	25,791,413

Class A common stock subject to possible redemption	$300,000,000

Note
8-Stockholders’
Deficit
Preferred Stock
-The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
-The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 30,000,000 shares of Class A common stock issued and outstanding, all subject to possible redemption and classified as Temporary Equity. See Note 7.
Class
 B Common Stock
-The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. On February 19, 2021, the Company issued 8,625,000 shares of Class B common stock. Of the 8,625,000 shares of Class B common stock outstanding, up to 1,125,000 shares were subject to forfeiture to the Company by the initial stockholders for no consideration to the extent that the underwriters’ option to purchase additional Units was not exercised in full or in part, so that the number of shares of Class B common stock will collectively equal 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. The over-allotment option expired unexercised. As a result, 1,125,000 Class B shares were forfeited on July 16, 2021, and as of March 31, 2022 and December 31, 2021, 7,500,000 shares of Class B common stock were outstanding with none subject to forfeiture.

BIG SKY GROWTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

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
Note
9-Fair
Value Measurements
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:
March 31, 2022 (Unaudited)

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market funds	$300,044,817	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$3,300,000	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$2,522,670	$—
December 31, 2021 (Audited)

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market funds	$300,014,606	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$5,400,000	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$4,128,000	$—

BIG SKY GROWTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement when the Public Warrants were separately listed and traded in an active market in December 2021. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement in October 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no transfers to/from Levels 1, 2, and 3 during the three months ended March 31, 2022.
Level 1 assets include investments in money market funds that invest solely in U.S. Treasury securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
Note
10-Subsequent
Events
The Company evaluated subsequent events and transactions that occurred up to the date that the condensed interim financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed interim financial statements.

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
Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that we will be able to complete a Business Combination successfully. We must complete one or more initial Business Combinations having an aggregate fair value of at least 80% of the value of the funds held in the Trust Account (excluding the amount of deferred underwriting discounts held in trust and taxes payable on the interest earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, we only intend to complete a Business Combination if the post-transaction company owns or acquires 50% or more of the voting securities of the target business or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

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
Results of Operations
Our entire activity since inception, was in preparation for our formation and the Initial Public Offering, and, subsequent to the Initial Public Offering up to March 31, 2022, identifying a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination at the earliest.
For the three months ended March 31, 2022, we had net income of approximately $3.4 million, which consisted of an approximately $3.7 million gain in change of fair value of derivative warrant liabilities and income from investments held in the Trust account of approximately $30,000, which was partially offset by approximately $336,000 of general and administrative expenses and approximately $49,000 of franchise tax expenses.
For the period from February 11, 2021 (inception) through March 31, 2021, we had net loss of approximately $32,000, which consisted of approximately $6,000 in general and administrative expenses and approximately $26,000 in franchise tax expense.
Liquidity and Going Concern
As of March 31, 2022, we had approximately $928,000 in our operating bank account and working capital of approximately $715,000.
Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on our behalf in exchange for issuance of Founder Shares (as defined in Note 4 to the condensed interim financial statements), and loan from the Sponsor of approximately $96,000 under the Note (as defined in Note 4 to the condensed interim financial statements). We repaid the Note in full on May 4, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (as defined in Note 4 to the condensed interim financial statements). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.
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

However, in connection with our assessment of going concern considerations in accordance with FASB ASC Topic
205-40,
“Presentation of Financial Statements—Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. We intend to complete our initial business combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any business combination by May 3, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 3, 2023. The condensed interim financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern
Contractual Obligations
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
pandemic, including new variant strains of the underlying virus, current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions or other geopolitical events as well as adverse developments in the economy and capital markets, including rising energy costs, inflation and interest rates, in the United States and globally, on the industry and has concluded that while it is reasonably possible that these events could have a negative effect on our financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed interim financial statements. The condensed interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Critical Accounting Policies
This management’s discussion and analysis of our financial condition and results of operations is based on our condensed interim financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these condensed interim financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our condensed interim financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Derivative Warrant Liabilities
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities From Equity” (“ASC 480”) and FASB ASC Topic 815
, “
Derivatives and Hedging” (“ASC 815”)
,
paragraph 15 “Embedded Derivatives” (“ASC
815-15”).
The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815, paragraph 40, “Contracts in Entity’s Own Equity” (“ASC
815-40”).
Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value utilizing a binomial Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering has subsequently been measured based on the listed market price of such warrants. Subsequently, the fair value of the Private Placement Warrants, has been estimated utilizing the observed price for Public Warrants. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 30,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.
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
For the three months ended March 31, 2022, the calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase an aggregate of 13,233,333 shares of Class A common stock in the calculation of diluted income per share, since their exercise is contingent upon future events. At March 31, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of our Company. For the period from February 11, 2021 (inception) through March 31, 2021, the weighted average shares outstanding were reduced for the effect of an aggregate of 1,125,000 shares of Class B common stock that were subject to forfeiture if the underwriters’ option to purchase additional units was not exercised by the underwriters. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements
Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying condensed interim financial statements.
Off-Balance
Sheet Arrangements
As of March 31, 2022, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.
JOBS Act
The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, the condensed interim financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or condensed interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by us was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of May 3, 2021, and its condensed interim financial statements for the quarters ended June 30, 2021 and September 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our condensed interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on
Form 10-Q present
fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022, covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below.
The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex financial instruments. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. The material weakness has not been fully remediated as of March 31, 2022.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors.
As of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2021 and filed with the SEC on March 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: May 12, 2022	BIG SKY GROWTH PARTNERS, INC.

	By:	/s/ Lauren Neiswender
	Name:	Lauren Neiswender
	Title:	Chief Financial Officer and Chief Legal Officer