Form 10-Q
period 2022-06-30
Big Sky Growth Partners, Inc.
filed 2022-08-11
CIK 1846804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of August 11, 2022, there were 30,000,000 shares of Class A common stock, par value $0.0001 per share and 7,500,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

BIG SKY GROWTH PARTNERS, INC.
For the Quarterly Period Ended June 30, 2022

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Interim Financial Statements (Unaudited)	1

	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1

	Condensed Statements of Operations for the Three and Six Months Ended June 30, 2022, the Three Months Ended June 30, 2021 and for the Period from February 11, 2021 (inception) through June 30, 2021 (Unaudited)	2

	Condensed Statements of Changes in Stockholders’ Deficit for the Three and Six Months Ended June 30, 2022, the Three Months Ended June 30, 2021 and for the Period from February 11, 2021 (inception) through June 30, 2021 (Unaudited)	3

	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2022 and for the Period from February 11, 2021 (inception) through June 30, 2021 (Unaudited)	4

	Notes to Condensed Interim Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	26

PART
I-FINANCIAL
INFORMATION
Item 1. Financial Statements.
BIG SKY GROWTH PARTNERS, INC.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$639,508	$1,004,964
Prepaid expenses	307,136	436,011

Total current assets	946,644	1,440,975
Investments held in Trust Account	300,335,761	300,014,606

Total Assets	$301,282,405	$301,455,581

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable	319,210	75,508
Income tax payable	36,401	—
Accrued expenses	424	87,961
Franchise tax payable	19,917	177,534

Total current liabilities	375,952	341,003
Derivative warrant liabilities	2,860,000	9,528,000
Deferred underwriting commissions in connection with the initial public offering	10,500,000	10,500,000

Total Liabilities	13,735,952	20,369,003
Commitments and Contingencies
Class A common stock shares subject to possible redemption; 30,000,000 shares at $10.001 and $10.00 per share redemption value at June 30, 2022 and December 31, 2021, respectively	300,036,776	300,000,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; no non-redeemable share issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,500,000 shares issued and outstanding and June 30, 2022 and December 31, 2021	750	750
Accumulated deficit	(12,491,073)	(18,914,172)

Total stockholders’ deficit	(12,490,323)	(18,913,422)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$301,282,405	$301,455,581

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

BIG SKY GROWTH PARTNERS, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30, 2022	For the Period from February 11, 2021 (inception) through June 30, 2021
	2022	2021

General and administrative expenses	$171,962	$154,558	$507,872	$160,418
Franchise tax expenses	49,863	48,767	99,178	75,118

Loss from operations	(221,825)	(203,325)	(607,050)	(235,536)
Other income (expenses)
Income from investments held in Trust Account	405,072	4,406	435,283	4,406
Offering costs	—	(536,498)	—	(536,498)
Change of fair value of derivative warrant liabilities	2,962,670	1,323,330	6,668,000	1,323,330
Interest income	20	103	43	103

Total other income, net	3,367,762	791,341	7,103,326	791,341

Income before income taxes	3,145,937	588,016	6,496,276	555,805
Income tax expense	36,401	—	36,401	—

Net income	$3,109,536	$588,016	$6,459,875	$555,805

Weighted average number of shares of Class A common stock - basic and diluted	30,000,000	19,450,549	30,000,000	12,642,857

Basic and diluted net income per share, Class A common stock	$0.08	$0.02	$0.17	$0.03

Weighted average number of shares of Class B common stock - basic and diluted	7,500,000	7,500,000	7,500,000	7,071,429

Basic and diluted net income per share, Class B common stock	$0.08	$0.02	$0.17	$0.03

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

BIG SKY GROWTH PARTNERS, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
For the Three and Six Months Ended June 30, 2022

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2021	—	$—	7,500,000	$750	$—	$(18,914,172)	$(18,913,422)
Net income	—	—	—	—	—	3,350,339	3,350,339

Balance - March 31, 2022 (unaudited)	—	$—	7,500,000	$750	$—	$(15,563,833)	$(15,563,083)
Net income	—	—	—	—	—	3,109,536	3,109,536
Increase in redemption value of Class A common stock subject to possible redemption	—	—	—	—	—	(36,776)	(36,776)

Balance - June 30, 2022 (unaudited)	—	$—	7,500,000	$750	$—	$(12,491,073)	$(12,490,323)

For the Three Months Ended June 30, 2021 and For the Period from February 11, 2021 (inception) through June 30, 2021

	Common Stock					Accumulated	Total
	Class A		Class B		Additional Paid-In		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - February 11, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)	—	—	8,625,000	863	24,137	—	25,000
Net loss						(32,211)	(32,211)

Balance - March 31, 2022 (unaudited)	—	$—	8,625,000	$863	$24,137	$(32,211)	$(7,211)
Proceeds in excess of fair value upon the sale of Private Placement Warrants	—	—	—	—	1,720,000	—	1,720,000
Accretion to Class A common stock redemption amount	—	—	—	—	(1,744,137)	(24,047,276)	(25,791,413)
Forfeiture of Class B Common Shares	—	—	(1,125,000)	(113)	—	113	—
Net income	—	—	—	—	—	588,016	588,016

Balance - June 30, 2021 (unaudited)	—	$—	7,500,000	$750	$—	$(23,491,358)	$23,490,608

(1)
This number included up to 1,125,000 shares of Class
 B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters The over-allotment expired unexercised; thus, the 1,125,000 Founder Shares were forfeited on July
 16, 2021 (see Note 4).

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

BIG SKY GROWTH PARTNERS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30, 2022	For the Period from February 11, 2021 (inception) through June 30, 2021
Cash Flows from Operating Activities:
Net income	$6,459,875	$555,805
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related party under promissory note	—	873
Offering costs associated with warrants	—	536,497
Change in the fair value of derivative warrant liabilities	(6,668,000)	(1,323,330)
Income from investments held in Trust Account	(435,283)	(4,406)
Change in operating assets and liabilities:
Prepaid expenses	128,875	(645,032)
Accounts payable	243,702	25,920
Income tax payable	36,402	—
Accrued expenses	(17,537)	36,328
Franchise tax payable	(157,617)	75,118

Net cash used in operating activities	(409,583)	(742,227)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(300,000,000)
Interest released from Trust Account	114,128	—

Net cash provided by (used in) financing activities	114,128	(300,000,000)

Cash Flows from Financing Activities
Payment of note payable to related party	—	(95,763)
Proceeds received from initial public offering	—	300,000,000
Proceeds received from private placement	—	8,600,000
Offering cost paid	(70,000)	(6,570,175)

Net cash (used in) provided by financing activities	(70,000)	301,934,062

Net change in cash	(365,456)	1,191,835
Cash - beginning of the period	1,004,964	—

Cash - end of the period	$639,509	$1,191,835

Supplemental schedule of noncash financing activities:
Increase in redemption value of Class A common stock subject to possible redemption	$36,776	$—
Offering costs paid in exchange for issuance of Class B common stock to Sponsor	$—	$25,000
Offering costs included in accounts payable	$—	$67,846
Offering costs included in accrued expenses	$—	$70,000
Offering costs paid by related party under promissory note	$—	$94,890
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
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from February 11, 2021 (inception) through June 30, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), described below and, subsequent to the Initial Public Offering, identifying a target business for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company’s year-end
is December 31
st
.
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
The Company will provide the holders of the Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially at $10.00 per Public Share, adjusted for interest earned in Trust Account, net of taxes payable). The per-share
amount to be distributed to Public Stockholders

BIG SKY GROWTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). If the Company seeks stockholder approval, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in connection with a Business Combination in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated certificate of incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all or are not a holder of record of Public Shares on the record date established in connection with a Business Combination. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders agreed to waive their
redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
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

BIG SKY GROWTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

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
Liquidity and Going Concern
As of June 30, 2022, we had approximately $640,000 in our operating bank account and working capital of approximately $514,000, not taking into account tax obligation of approximately $56,000 that may be paid from income from investments held in the Trust Account.
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 4), and a loan from the Sponsor of approximately $96,000 under the Note (as defined in Note 4). The Company repaid the Note in full on May 4, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). There were no Working Capital Loans outstanding or utilized through June 30, 2022.
Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or through liquidation date. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
However, in connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic
205-40,
“Presentation of Financial Statements-Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete its initial business combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any business combination by May 3, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 3, 2023. The condensed interim financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

BIG SKY GROWTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

Note
2-Summary
of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.
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
Cash and Cash Equivalents
For the purpose of the consolidation of cash flows, the Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of June 30, 2022 and December 31, 2021.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities,

BIG SKY GROWTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held
in the Trust Account are determined using available market information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage (FDIC) of $250,000 per institution and investments held in the Trust Account. At June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates the carrying amounts represented in the condensed balance sheets.
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
Derivative Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815
,“
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

BIG SKY GROWTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, all 30,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.
Under ASC
480-10-S99,
the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of shares of the redeemable Class A common stock resulted in charges against additional paid-in
capital and accumulated deficit. Subsequently, the Company recognized changes in the redemption value as a deemed dividend as reflected on the accompanying unaudited condensed statements of changes in stockholders’ deficit.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”) Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance on its deferred tax assets as of June 30, 2022 and December 31, 2021.

BIG SKY GROWTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits, and no amounts were accrued for the payment of interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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
For the three and six months ended June 30, 2022, the calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase an aggregate of 13,233,333 shares of Class A common stock in the calculation of diluted income per share, since their exercise is contingent upon future events. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net
income (loss) per share for each class of common stock:

BIG SKY GROWTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

	For the Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income - basic and diluted	$2,487,629	$621,907	$5,167,899	$1,291,975
Denominator:
Basic and diluted weighted average common shares outstanding	30,000,000	7,500,000	30,000,000	7,500,000

Basic and diluted net income per common share	$0.08	$0.08	$0.17	$0.17

	For the Three Months Ended June 30, 2021		For the Six Months Ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income - basic and diluted	$424,379	$163,637	$356,440	$199,365
Denominator:
Basic and diluted weighted average common shares outstanding	19,450,549	7,500,000	12,642,857	7,071,429

Basic and diluted net income per common share	$0.02	$0.02	$0.03	$0.03

Recent Accounting Pronouncements
In June 2022, the FASB issued ASU
2022-03,
ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is considering the impact of this pronouncement on its financial statements.
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
Related Party Loans
On February 19, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest
bearing and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $96,000 under the Note and repaid the Note in full on May 4, 2021. The loan is no longer available to be drawn.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Company had no outstanding Working Capital Loans or utilized through June 30, 2022.

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
Note
6-Derivative
Warrant Liabilities
As of June 30, 2022 and December 31, 2021, there were 7,500,000 and 5,733,333 Public Warrants and Private Placement Warrants outstanding, respectively.
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

BIG SKY GROWTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

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
Note 7 - Temporary Equity - Class A Common Stock Subject to Possible Redemption
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 30,000,000 shares of Class A common stock outstanding subject to possible redemption.

BIG SKY GROWTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

As of June 30, 2022 and December 31, 2021, Class A common stock reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$300,000,000
Less:
Proceeds allocated to Public Warrants	(9,000,000)
Class A common stock issuance costs	(16,791,413)
Plus:
Accretion of carrying value to redemption value	25,791,413

Class A common stock subject to possible redemption-December 31, 2021	300,000,000
Increase in redemption value of Class A common stock subject to possible redemption	36,776

Class A common stock subject to possible redemption-June 30, 2022	$300,036,776

8-Stockholders’
Equity (Deficit)
Preferred Stock
-The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
-The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 30,000,000 shares of Class A common stock issued and outstanding, all subject to possible redemption and classified as Temporary Equity. See Note 7.
Class
 B Common Stock
-The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $
0.0001
per share. As of June 30, 2022 and December 31, 2021, 7,500,000 shares of Class B common stock were issued and outstanding.
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

BIG SKY GROWTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

Note
9-Fair
Value Measurements
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:
June 30, 2022 (Unaudited)

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market funds	$300,335,761	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$1,620,000	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$1,240,000	$—
December 31, 2021 (Audited)

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market funds	$300,014,606	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$5,400,000	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$4,128,000	$—
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement when the Public Warrants were separately listed and traded in an active market in December 2021. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement in October 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no transfers to/from Levels 1, 2, and 3 during the three and six months ended June 30, 2022 and 2021.
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
Results of Operations
Our entire activity since inception, was in preparation for our formation and the Initial Public Offering, and, subsequent to the Initial Public Offering up to June 30, 2022, identifying a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination at the earliest.
For the three months ended June 30, 2022, we had net income of approximately $3.1 million, which consisted of an approximately $3.0 million gain in change of fair value of derivative warrant liabilities and income from investments held in the Trust account of approximately $405,000, which was partially offset by approximately $172,000 of general and administrative expenses, approximately $50,000 of franchise tax expenses, and approximately $36,000 of income tax expenses, net of the utilization of net operating losses of approximately $34,000.
For the three months ended June 30, 2021, we had net income of approximately $588,000, which consisted of approximately $1.3 million gain from the change in fair value of derivative warrant liabilities and income from investments held in the Trust Account of approximately $4,000, partially offset by approximately $155,000 in general and administrative expense, $49,000 of franchise taxes, and approximately $536,000 of offering costs associated with the issuance of warrants.
Due to the increase in income earned on the Trust Account which we expect continues in the second half of the year we are no longer projecting net operating losses. As a result, during the three and six months ended June 30, we had income tax expense of approximately $36,000.
For the six months ended June 30, 2022, we had net income of approximately $6.5 million, which consisted of an approximately $6.7 million gain in change of fair value of derivative warrant liabilities and income from investments held in the Trust account of approximately $435,000, which was partially offset by approximately $507,000 of general and administrative expenses, approximately $99,000 of franchise tax expenses, and approximately $36,000 of income tax expenses.
From February 11, 2021 (inception) to ended June 30, 2021, we had net income of approximately $556,000, which consisted of a $1.3 million gain in change of fair value of derivative warrant liabilities, approximately $4,000 gain on investments held in the Trust Account, which was partially offset by approximately $536,000 of offering costs associated with the issuance of warrants, $160,000 of general and administrative expenses and $75,000 of franchise tax expenses.

Liquidity and Going Concern
As of June 30, 2022, we had approximately $640,000 in our operating bank account and working capital of approximately $514,000, not taking into account tax obligation of approximately $56,000 that may be paid from income from investments held in the Trust Account.
Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on our behalf in exchange for issuance of Founder Shares (as defined in Note 4 to the condensed interim financial statements), and loan from the Sponsor of approximately $96,000 under the Note (as defined in Note 4 to the condensed interim financial statements). We repaid the Note in full on May 4, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (as defined in Note 4 to the condensed interim financial statements). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.
Based on the foregoing, our management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or through liquidation date. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
However, in connection with our assessment of going concern considerations in accordance with FASB ASC Topic
205-40,
“Presentation of Financial Statements-Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. We intend to complete our initial business combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any business combination by May 3, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 3, 2023. The condensed interim financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern
Contractual Obligations
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
Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 30,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Under FASB ASC
480-10-S99,
we have elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value. The change in the carrying value of shares of the redeemable Class A common stock resulted in charges against additional paid-in
capital and accumulated deficit. Subsequently, we recognized changes in the redemption value as a deemed dividend as reflected on the accompanying unaudited condensed financial statements.
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
For the three and six months ended June 30, 2022, the calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase an aggregate of 13,233,333 shares of Class A common stock in the calculation of diluted income per share, since their exercise is contingent upon future events. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
Recent Accounting Pronouncements
In June 2022, the FASB issued ASU
2022-03,
ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for our Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. We are considering the impact of this pronouncement on our financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying condensed interim financial statements.
Off-Balance
Sheet Arrangements
As of June 30, 2022, we did not have any
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2022.
We previously identified a material weakness in the second quarter of 2021 related to our control around the interpretation and accounting for certain complex financial instruments that was not effectively designed or maintained. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We designed and implemented controls to remediate the control. We have expanded and improved our processes to ensure that the nuances of such transactions were effectively evaluated in the context of increasingly complex accounting standards. Based on the actions taken, as well as the evaluation of the design of the controls, we concluded that the controls were operating effectively as of June 30, 2022. As a result, management concluded that the material weakness was remediated as of June 30, 2022.
Changes in Internal Control over Financial Reporting
Other than the remediation, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022, covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
None.

Item 1A. Risk Factors.
Other than as listed below, as of the date of this Quarterly Report on Form
10-Q,
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
The current economic downturn may lead to increased difficulty in completing our initial business combination.
Our ability to consummate our initial business combination may depend, in part, on worldwide economic conditions. In recent months, we have observed increased economic uncertainty in the United States and abroad. Impacts of such economic weakness include:

•	falling overall demand for goods and services, leading to reduced profitability;

•	reduced credit availability;

•	higher borrowing costs;

•	reduced liquidity;

•	volatility in credit, equity and foreign exchange markets; and

•	bankruptcies.
These developments could lead to inflation, higher interest rates, and uncertainty about business continuity, which may adversely affect the business of our potential target businesses and create difficulties in obtaining debt or equity financing for our initial business combination, as well as leading to an increase in the number of public stockholders exercising redemption rights in connection therewith.
Recent volatility in capital markets and lower market prices for our securities may affect our ability to obtaining financing for our initial business combination through sales of shares of our common stock or issuance of indebtedness.
With uncertainty in the capital markets and other factors, financing for our initial business combination may not be available on terms favorable to us or at all. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may limit the operations and growth of the surviving company of our initial business combination. If we are unable to obtain adequate financing or financing on terms satisfactory to us, we could face significant limitations on our ability to complete our initial business combination.
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

Dated: August 11, 2022	BIG SKY GROWTH PARTNERS, INC.

	By:	/s/ Lauren Neiswender
	Name:	Lauren Neiswender
	Title:	Chief Financial Officer and Chief Legal Officer