Form 10-Q
period 2022-09-30
Big Sky Growth Partners, Inc.
filed 2022-11-14
CIK 1846804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

BIG SKY GROWTH PARTNERS, INC.

For the Quarterly Period Ended September 30, 2022

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Interim Financial Statements (Unaudited)	1

	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1

	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2022, the Three Months Ended September 30, 2021 and for the Period from February 11, 2021 (inception) through September 30, 2021 (Unaudited)	2

	Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2022, the Three Months Ended September 30, 2021 and for the Period from February 11, 2021 (inception) through September 30, 2021 (Unaudited)	3

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and for the Period from February 11, 2021 (inception) through September 30, 2021 (Unaudited)	4

	Notes to Condensed Interim Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	28
SIGNATURES

PART
I-FINANCIAL
INFORMATION
Item 1. Financial Statements.
BIG SKY GROWTH PARTNERS, INC.
CONDENSED BALANCE SHEETS

	September 30, 2022	December 30, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$219,347	$1,004,964
Prepaid expenses	208,511	436,011

Total current assets	427,858	1,440,975
Investments held in Trust Account	301,689,389	300,014,606

Total Assets	$302,117,247	$301,455,581

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable	95,483	75,508
Income tax payable	172,076	—
Accrued expenses	2,215	87,961
Franchise tax payable	70,328	177,534

Total current liabilities	340,102	341,003
Derivative warrant liabilities	1,070,000	9,528,000
Deferred underwriting commissions in connection with the initial public offering	10,500,000	10,500,000

Total Liabilities	11,910,102	20,369,003
Commitments and Contingencies
Class A common stock shares subject to possible redemption; 30,000,000 shares at $10.04 and $10.00 per share redemption value at September 30, 2022 and December 31, 2021, respectively	301,066,318	300,000,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at September 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; no non-redeemable share issued or outsanding at September 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,500,000 shares issued and outstanding and September 30, 2022 and December 31, 2021	750	750
Accumulated deficit	(10,859,923)	(18,914,172)

Total stockholders’ deficit	(10,859,173)	(18,913,422)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$302,117,247	$301,455,581

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

BIG SKY GROWTH PARTNERS, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended	For the Period from February 11, 2021
	2022	2021	September 30, 2022	(inception) through September 30, 2021
General and administrative expenses	$159,186	$199,307	$667,058	$359,725
Franchise tax expenses	50,411	49,864	149,589	124,982

Loss from operations	(209,597)	(249,171)	(816,647)	(484,707)
Other income (expenses)
Income from investments held in Trust Account	1,353,629	3,861	1,788,912	8,267
Offering costs	—	—	—	(536,497)
Change of fair value of derivative warrant liabilities	1,790,000	3,970,000	8,458,000	5,293,330
Interest income	335	29	378	133

Total other income, net	3,143,964	3,973,890	10,247,290	4,765,233

Income before income taxes	2,934,367	3,724,719	9,430,643	4,280,526
Income tax expense	273,675	—	310,076	—

Net income	$2,660,692	$3,724,719	$9,120,567	$4,280,526

Weighted average number of shares of Class A common stock - basic and diluted	30,000,000	30,000,000	30,000,000	19,525,862

Basic and diluted net income per share, Class A common stock	$0.07	$0.10	$0.24	$0.16

Weighted average number of shares of Class B common stock - basic	7,500,000	7,500,000	7,500,000	7,241,379

Weighted average number of shares of Class B common stock - diluted	7,500,000	7,500,000	7,500,000	7,500,000

Basic and diluted net income per share, Class B common stock	$0.07	$0.10	$0.24	$0.16

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

BIG SKY GROWTH PARTNERS, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
For the Three and Nine Months Ended September 30, 2022

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	7,500,000	$750	$—	$(18,914,172)	$(18,913,422)
Net income	—	—	—	—	—	3,350,339	3,350,339

Balance - March 31, 2022 (unaudited)	—	—	7,500,000	750	—	(15,563,833)	(15,563,083)
Net income	—	—	—	—	—	3,109,536	3,109,536
Increase in redemption value of Class A common stock subject to possible redemption	—	—	—	—	—	(36,776)	(36,776)

Balance - June 30, 2022 (unaudited)	—	—	7,500,000	750	—	(12,491,073)	(12,490,323)
Net income	—	—	—	—	—	2,660,692	2,660,692
Increase in redemption value of Class A common stock subject to possible redemption	—	—	—	—	—	(1,029,542)	(1,029,542)

Balance - September 30, 2022 (unaudited)	—	$—	7,500,000	$750	$—	$(10,859,923)	$(10,859,173)

For the Three Months Ended September 30, 2021 and For the Period from February 11, 2021 (inception)
through September 30, 2021

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - February 11, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)	—	—	8,625,000	863	24,137	—	25,000
Net loss						(32,211)	(32,211)

Balance - March 31, 2022 (unaudited)	—	$—	8,625,000	$863	$24,137	$(32,211)	$(7,211)
Proceeds in excess of fair value upon the sale of Private Placement Warrants	—	—	—	—	1,720,000	—	1,720,000
Accretion to Class A common stock redemption amount	—	—	—	—	(1,744,137)	(24,047,276)	(25,791,413)
Forfeiture of Class B Common Shares	—	—	(1,125,000)	(113)	—	113	—
Net income	—	—	—	—	—	588,017	588,017

Balance - June 30, 2021 (unaudited)	—	—	7,500,000	750	—	(23,491,357)	(23,490,607)
Net income	—	—	—	—	—	3,724,719	3,724,719

Balance - September 30, 2021 (unaudited)	—	$—	7,500,000	$750	$—	$(19,766,638)	$(19,765,888)

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

BIG SKY GROWTH PARTNERS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

		For the Period from
	For the Nine Months	February 11, 2021
	Ended September 30,	(inception) through
	2022	September 30, 2021
Cash Flows from Operating Activities:
Net income	$9,120,567	$4,280,526
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related party under promissory note	—	873
Offering costs associated with warrants	—	536,497
Change in the fair value of derivative warrant liabilities	(8,458,000)	(5,293,330)
Income from investments held in Trust Account	(1,788,912)	(8,267)
Change in operating assets and liabilities:
Prepaid Expenses	227,500	(540,033)
Accounts payable	19,975	85,522
Income tax payable	172,076	—
Accrued Expenses	(15,746)	8,840
Franchise tax payable	(107,206)	124,981

Net cash used in operating activities	(829,746)	(804,391)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(300,000,000)
Interest released from Trust Account	114,129	—

Net cash provided by (used in) financing activities	114,129	(300,000,000)

Cash Flows from Financing Activities
Payment of note payable to related party	—	(95,763)
Proceeds received from initial public offering	—	300,000,000
Proceeds received from private placement	—	8,600,000
Offering cost paid	(70,000)	(6,570,175)

Net cash (used in) provided by financing activities	(70,000)	301,934,062

Net change in cash	(785,617)	1,129,671
Cash - beginning of the period	1,004,964	—

Cash - end of the period	$219,347	$1,129,671

Supplemental schedule of noncash financing activities:
Increase in redemption value of Class A common stock subject to possible redemption	$1,066,319	$—
Offering costs paid in exchange for issuance of Class B common stock to Sponsor	$—	$25,000
Offering costs included in accounts payable	$—	$67,846
Offering costs included in accrued expenses	$—	$70,000
Offering costs paid by related party under promissory note	$—	$94,890
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
As of September 30, 2022, the Company had not commenced any operations. All activity for the period from February 11, 2021 (inception) through September 30, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), described below and, subsequent to the Initial Public Offering, identifying a target business for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company’s year-end
is December 31st.
The Company’s sponsor is Big Sky Growth Partners, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on April 28, 2021. On May 3, 2021, the Company consummated its Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $17.3 million, of which $10.5 million was for deferred underwriting commissions (see Note 5). The Company granted the underwriters a
45-day
option to purchase up to an additional 4,500,000 Units at the Initial Public Offering price to cover over-allotments, if any. The over-allotment option expired unexercised on June 14, 2021.
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
Liquidity and Going Concern
As of September 30, 2022, the Company had approximately $219,000 in its operating bank account and working capital of approximately $330,000, not taking into account tax obligation of approximately $242,000 that may be paid with
 income from investments held in the Trust Account.
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 4), and a loan from the Sponsor of approximately $96,000 under the Note (as defined in Note 4). The Company repaid the Note in full on May 4, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account and interest released from the Trust Account to pay for its tax obligation. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). There were no Working Capital Loans outstanding or utilized through September 30, 2022.
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

BIG SKY GROWTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

Note
2-Summary
of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.
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
Cash and Cash Equivalents
For the purpose of the consolidation of cash flows, the Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of September 30, 2022 and December 31, 2021.

BIG SKY GROWTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

Investments Held in Trust Account
With respect to the regulation of special purpose acquisition companies like the Company (“SPACs”), on March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities.
The funds in the Trust Account have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule
2a-7
under the Investment Company Act. However, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), we may, and likely will, on or prior to the
24-month
anniversary of the effective date of the registration statement filed in connection with our Initial Public Offering, should our Company continue to exist to such date, instruct Continental, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our initial Business Combination or liquidation. As a result, following such liquidation, we will likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage (FDIC) of $250,000 per institution and investments held in the Trust Account. At September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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

BIG SKY GROWTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.
Derivative Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815
, “
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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, all 30,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

BIG SKY GROWTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

Under ASC
480-10-S99,
the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of shares of the redeemable Class A common stock resulted in charges against additional paid-in
capital and accumulated deficit. Subsequently, the Company recognized changes in the redemption value as an increase in redemption value of Class A common stock subject to possible redemption as reflected on the accompanying unaudited condensed statements of changes in stockholders’ deficit.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”) Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance on its deferred tax assets as of September 30, 2022 and December 31, 2021.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits, and no amounts were accrued for the payment of interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
Net Income Per Share of Common Stock
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per common share is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period.
For the three and nine months ended September 30, 2022, the calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase an aggregate of 13,233,333 shares of Class A common stock in the calculation of diluted income per share, since their exercise is contingent upon future events. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

BIG SKY GROWTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the Three Months Ended September 30, 2022		For the Nine Months Ended September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income - basic and diluted	$2,128,554	$532,138	$7,296,454	$1,824,113
Denominator:
Basic and diluted weighted average common shares outstanding	30,000,000	7,500,000	30,000,000	7,500,000

Basic and diluted net income per common share	$0.07	$0.07	$0.24	$0.24

	For the Three Months Ended September 30, 2021		For the Period From February 11, 2021 (inception) Through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income - basic and diluted	$2,979,776	$744,944	$3,122,509	$1,158,017
Denominator:
Basic weighted average common shares outstanding	30,000,000	7,500,000	19,525,862	7,241,379
Diluted weighted average common shares outstanding	30,000,000	7,500,000	19,525,862	7,500,000

Basic and diluted net income per common share	$0.10	$0.10	$0.16	$0.16

Recent Accounting Pronouncements
In June 2022, the FASB issued ASU
2022-03,
ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is considering the impact of this pronouncement on its financial statements.
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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Company had no outstanding Working Capital Loans or utilized through September 30, 2022.

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
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

BIG SKY GROWTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

Note
6-Derivative
Warrant Liabilities
As of September 30, 2022 and December 31, 2021, there were 7,500,000 and 5,733,333 Public Warrants and Private Placement Warrants outstanding, respectively.
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

BIG SKY GROWTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

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

BIG SKY GROWTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

Note 7—Temporary Equity—Class A Common Stock Subject to Possible Redemption
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 30,000,000 shares of Class A common stock outstanding subject to possible redemption.
As of September 30, 2022 and December 31, 2021, Class A common stock reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$300,000,000
Less:
Proceeds allocated to Public Warrants	(9,000,000)
Class A common stock issuance costs	(16,791,413)
Plus:
Accretion of carrying value to redemption value	25,791,413

Class A common stock subject to possible redemption—December 31, 2021	300,000,000
Increase in redemption value of Class A common stock subject to possible redemption	1,066,318

Class A common stock subject to possible redemption—September 30, 2022	$301,066,318

Note
8-Stockholders’
Equity (Deficit)
Preferred Stock
-The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
-The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 30,000,000 shares of Class A common stock issued and outstanding, all subject to possible redemption and classified as Temporary Equity. See Note 7.
Class
 B Common Stock
-The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, 7,500,000 shares of Class B common stock were issued and outstanding.
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

BIG SKY GROWTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

Note
9-Fair
Value Measurements
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:
September 30, 2022 (Unaudited)

			Significant Other
	Quoted Prices in Active	Significant Other	Unobservable
	Markets	Observable Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - money market funds	$301,689,389	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$610,000	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$460,000	$—
December 31, 2021 (Audited)

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market funds	$300,014,606	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$5,400,000	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$4,128,000	$—
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement when the Public Warrants were separately listed and traded in an active market in December 2021. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement in October 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no transfers to/from Levels 1, 2, and 3 during the three and nine months ended September 30, 2022 and 2021.
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

Results of Operations

Our entire activity since inception, was in preparation for our formation and the Initial Public Offering, and, subsequent to the Initial Public Offering up to September 30, 2022, identifying a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination at the earliest.

For the three months ended September 30, 2022, we had net income of approximately $2.7 million, which consisted of an approximately $1.8 million gain in change of fair value of derivative warrant liabilities and income from investments held in the Trust account of approximately $1.4, which was partially offset by approximately $159,000 of general and administrative expenses, approximately $50,000 of franchise tax expenses, and approximately $274,000 of income tax expenses.

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

For the nine months ended September 30, 2022, we had net income of approximately $9.1 million, which consisted of an approximately $8.5 million gain in change of fair value of derivative warrant liabilities and income from investments held in the Trust account of approximately $1.8 million, which was partially offset by approximately $667,000 of general and administrative expenses, approximately $150,000 of franchise tax expenses, and approximately $310,000 of income tax expenses. Due to the increase in income earned on the Trust Account we are no longer projecting net operating losses. As a result, during the nine months ended September 30, 2022, we had income tax expense of approximately $310,000.

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

Liquidity and Going Concern

As of September 30, 2022, we had approximately $219,000 in our operating bank account and working capital of approximately $330,000, not taking into account tax obligation of approximately $242,000 that may be paid from income from investments held in the Trust Account.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on our behalf in exchange for issuance of Founder Shares (as defined in Note 4 to the condensed interim financial statements), and loan from the Sponsor of approximately $96,000 under the Note (as defined in Note 4 to the condensed interim financial statements). We repaid the Note in full on May 4, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account and interest released from the Trust Account to pay for its tax obligation. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (as defined in Note 4 to the condensed interim financial statements). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in our ability to complete a Business Combination.

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

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities From Equity” (“ASC 480”) and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”), paragraph 15 “Embedded Derivatives” (“ASC 815-15”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 30,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

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

For the three and nine months ended September 30, 2022, the calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase an aggregate of 13,233,333 shares of Class A common stock in the calculation of diluted income per share, since their exercise is contingent upon future events. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We may be subject to the Excise Tax included in the Inflation Reduction Act of 2022 in the event of a liquidation or in connection with redemptions of our common stock after December 31, 2022.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (H.R. 5376) (the “IR Act”) , which among other things, beginning in 2023, will impose a 1% excise tax on any domestic corporation that repurchases or buybacks public company stock after December 31, 2022 (the “Excise Tax”). The Company is assessing the potential impact of the Act.

The total taxable value of shares repurchased is reduced by the fair market value of and newly issued shares during the taxable year. Because we are a Delaware corporation and our securities trade on Nasdaq, we may be deemed a “covered corporation” within the meaning of the IR Act. Redemption rights are ubiquitous to nearly all special purpose acquisition companies (each, a “SPAC”). The Shareholders of a SPAC have the ability to require such SPAC to repurchase their shares prior to the merger in what is known as a redemption right, essentially getting their money back. There are two possible scenarios in which redemption rights come into play. First, they can be exercised by the shareholders themselves because they are exiting the transaction, or second, they can be triggered because the SPAC did not find a target with which to merge. While not free from doubt, absent any further guidance from Congress, the Excise Tax may apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial business combination, unless an exemption is available. Issuances of securities in connection with our initial business combination transaction (including any PIPE transaction at the time of our initial business combination) are expected to reduce the amount of the Excise Tax in connection with redemptions occurring in the same calendar year, but the number of securities redeemed may exceed the number of securities issued. Moreover, the fair market value of any stock redeemed may exceed the fair market value of any stock issued. Consequently, Excise Tax may reduce the amount of cash we have available to complete a business combination and may make a transaction with us less appealing to potential business combination targets. Further, the application of the Excise Tax in the event of a liquidation is uncertain. The Company will continue to assess the potential impact of the IR Act and the impact on SPACs.

The current economic downturn may lead to increased difficulty in completing our initial business combination.

Our ability to consummate our initial business combination may depend, in part, on worldwide economic conditions. In recent months, we have observed increased economic uncertainty in the United States and abroad. Impacts of such economic weakness include:

•	falling overall demand for goods and services, leading to reduced profitability;

•	reduced credit availability;

•	higher borrowing costs;

•	inflation;

•	reduced liquidity;

•	volatility in credit, equity and foreign exchange markets; and

•	bankruptcies.

These developments could lead to higher interest rates, and uncertainty about business continuity, which may adversely affect the business of our potential target businesses and create difficulties in obtaining debt or equity financing for our initial business combination, as well as leading to an increase in the number of public stockholders exercising redemption rights in connection therewith.

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

Dated: November 14, 2022	BIG SKY GROWTH PARTNERS, INC.

	By:	/s/ Lauren Neiswender
	Name:	Lauren Neiswender
	Title:	Chief Financial Officer and Chief Legal Officer